Form 10-Q
period 2019-03-31
Ezagoo Ltd
filed 2019-07-10
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-228681

Ezagoo Limited

(Exact name of registrant issuer as specified in its charter)

Nevada	30-1077936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

YIJIAREN BUSINESS HOTEL NO. 168, TONG ZI PO XI LU, YUELU DISTRICT CHANGSHA,

HUNAN 410205, CHINA

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (+86) 139 751 09168

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2019
Common Stock, $.0001 par value	39,500,000

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND December 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	618,073	795,618
Account receivables	23,722	47,916
Deposits paid, prepayments and other receivables	60,950	58,596
Total current assets	702,745	902,130

NON-CURRENT ASSETS
Plant and equipment, net	605	650
Operating lease right-of-use assets	91,694	-
TOTAL ASSETS	$795,044	$902,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	33,508	10,160
Other payables and accrued liabilities	59,796	58,198
Due to related parties	1,211,815	1,178,996
Due to a director	58,096	109,024
Operating lease liabilities, current portion	60,501	-

Total current liabilities	1,423,716	1,356,378

NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	41,819	-

TOTAL LIABILITIES	$1,465,535	$1,356,378

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 95,000,000 and 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	9,500	9,500
Additional paid-in capital	774,007	774,007
Accumulated other comprehensive income	42,974	56,550
Accumulated deficit	(1,496,972)	(1,293,655)

TOTAL STOCKHOLDERS’ DEFICIT	(670,491)	(453,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$795,044	$902,780

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months Ended March 31
	2019	2018

REVENUES	$27,716	$12,980
Cost of revenues	(50,958)	(20,586)
Gross loss	(23,242)	(7,606)

OPERATING EXPENSES	(169,862)	(82,821)
PROFIT/(LOSS) FROM OPERATIONS	(182,478)	(90,427)
Other income (expense):
Interest income	413	-
Interest expense	-	(126)
Total other income (expense)	413	(126)
Net profit/(loss) from operations	(192,691)	(90,553)
Income tax expense	-	-
Net profit/(loss)	$(192,691)	$(90,553)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	(13,576)	(573)
COMPREHENSIVE LOSS	$(206,267)	$(91,126)
Net loss per share- Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	67,709,068	60,979,798

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended March 31, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2019 (audited)	$95,000,000	9,500	774,007	(1,293,655)	56,550	$(453,598)
Cumulative effect of adoption of new accounting principle				(10,626)		(10,626)
Net loss	-	-	-	(192,691)	-	(192,691)
Other comprehensive loss	-	-	-	-	(13,576)	(13,576)
Balance as of March 31, 2019 (unaudited)	95,000,000	9,500	774,007	(1,496,972)	42,974	(670,491)

For the three months ended March 31, 2018

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2018 (audited)	-	-	41,050	(281,541)	-	$(240,491)
Net loss	-	-	-	(91,126)	-	(91,126)
Other comprehensive loss	-	-	4,496	-	-	4,496
Balance as of March 31, 2018 (unaudited)	-	-	45,546	(372,667)	-	(327,121)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(192,691)	$(90,553)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	62	233
Operating lease expense	14,260
Changes in operating assets and liabilities:
Accounts receivable	25,329	(629)
Prepayments, deposits and other receivables	(777)	(50,833)
Operating lease liabilities	(15,844)
Accounts payable	22,939	-
Amount due to a director	-	-
Other payables and accrued liabilities	35	4,796
Net cash used in operating activities	(146,687)	(136,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	4,468
Advances from related parties	1,185	154,550
Repayment to a director	(53,222)	-
Net cash provided by (used in) financing activities	(52,037)	159,018

Effect of exchange rate changes on cash and cash equivalents	21,179	593

Net change in cash and cash equivalents	(177,545)	22,625
Cash and cash equivalents, beginning of period	795,618	10,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$618,073	$33,237
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of management, the consolidated balance sheet as of March 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

Ezagoo Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on May 9, 2018.

On May 9, 2018 Tan Xiaohao was appointed as President, Secretary, Treasurer, and Director of the Company.

On May 9, 2018, our President, Tan Xiaohao, purchased 90,050,500 shares of restricted common stock at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $9,005 have gone directly to the Company for initial working capital.

On June 30, 2018 Zhang Qianwen and Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP purchased 3,591,000 and 1,358,500 shares of restricted common stock respectively at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $495, have gone directly to the Company for initial working capital.

On June 6, 2018 Ezagoo Holding Limited, a Seychelles Company, acquired Ezagoo Limited, A Hong Kong Company, in consideration of $0.13.

Ezagoo Limited, a Nevada Company, acquired Ezagoo Holding Limited, a Seychelles Company, on June 25, 2018 in consideration of $1. Ezagoo Holding Limited is now a wholly owned subsidiary of the Company.

On July 20, 2018, Ezagoo Limited, a Hong Kong Company, incorporated a new subsidiary in Changsha, China, called Changsha Ezagoo Technology Limited, whereas it is owned entirely (100%) by Ezagoo Limited, the Hong Kong Company. There was no consideration exchanged per the transaction.

The three companies above are under common control Mr. Tan Xiaohao, the director of the Company, so they are related parties.

On July 20, 2018, Changsha Ezagoo Technology Limited, the Hong Kong Company, also referred to herein as “CETL”, entered into and consummated an agreement with Beijing Ezagoo Shopping Holding Limited, also referred to herein as “BESH”, and Ruiyin (Shenzhen) Financial Leasing Limited, also referred to herein as “RFLL”, whereas CETL has the option to purchase all of the equity interests of Hunan Ezagoo Zhicheng Internet Technology Limited, a Chinese, “PRC” Company, from RFLL and BESH. These equity interests would make up 100% of the equity interests of Hunan Ezagoo Zhicheng Internet Technology Limited. Hunan Ezagoo Zhicheng Internet Technology Limited is considered to be a variable interest entity, also referred to herein as a “VIE”, to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.1, titled, “Call Option Agreement”.

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have given CETL the right to appoint management of CETL to act as proxy to existing shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited. This gives management of CETL the ability to conduct and control company affairs of Hunan Ezagoo Zhicheng Internet Technology Limited. Actions which management of CETL may be able to carry out include, but are not limited to, exercising voting rights as proxy of the existing shareholder(s), appointing new directors, hiring new management, and carrying out corporate actions. More information regarding this agreement can be found in exhibit 10.2, titled, “Shareholder’ Voting Rights Proxy Agreement.”

On July 20, 2018 CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have engaged CETL to provide management, financial, and other business services to Hunan Ezagoo Zhicheng Internet Technology Limited. CETL is to be compensated with 100% of all profits generated by Hunan Ezagoo Zhicheng Internet Technology Limited. This Agreement is effective as of July 20, 2018 and will continue in effect for a period of ten (10) years (the “Initial Term”), and for succeeding periods of the same duration (each, “Subsequent Term”), until terminated by one of the following means either during the Initial Term or thereafter: Mutual Consent, Termination by CETL, Breach or Insolvency. Hunan Ezagoo Zhicheng Internet Technology Limited is considered to be a variable interest entity to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.3, titled, “Management Services Agreement.”

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have pledged their equity interests in Hunan Ezagoo Zhicheng Internet Technology Limited, to CETL. More information regarding this agreement can be found in exhibit 10.4, titled, “Equity Pledge Agreement.”

On July 20, 2018, CETL entered into a loan agreement with BESH and RFLL wherein CETL will loan the amount of approximately CNY$100,000 (Chinese Yuan) to BESH and RFLL, all of which shall be used for the benefit of Hunan Ezagoo Zhicheng Internet Technology Limited. The total amount of the loan is due on, or before, December 31, 2018. More information regarding this agreement can be found in exhibit 10.5, titled, “Loan Agreement.”

Hunan Ezagoo Zhicheng Internet Technology Limited is the company through which we operate, and which shares our business plan to provide video advertising on buses.

On July 31, 2018 Xin Yang was appointed Chief Financial Officer of the Company.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2019, the Company suffered an accumulated deficit of $1,496,972 and continuously incurred a net operating loss of $192,691 for the three months ended March 31, 2019. The continuation of the Company as a going concern through December 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of Ezagoo Limited and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Categories	Estimated useful life	Residual value
Office equipment	3 years	-

Expenditures for maintenance and repairs are expensed as incurred.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Revenue recognition

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue mainly from providing advertising services (“service revenue”).

Prior to year 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 605 for revenue recognition. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue from provision of advertising services is recognized when there is (i) an existence of contract or an arrangement (ii) services are rendered, (iii) the service price is fixed or determinable, and (iv) collectability is reasonable assured.

●	Cost of revenue

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees and internet data fees.

●	Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC Topic 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC Topic 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended March 31, 2019. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations and comprehensive income.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in People’s Republic of China maintains its books and record in its local currency, Chinese Yuan (“CNY”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2019	2018
Period-end CNY: US$1 exchange rate	6.71	6.32
Period-average CNY: US$1 exchange rate	6.75	6.36
Period-end HK$: US$1 exchange rate	7.85	7.84
Period-average HK$: US$1 exchange rate	7.85	7.83

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC Topic 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Lease

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $91,694, lease liabilities for operating leases of $102,320, and $10,626 adjustment to accumulated deficit. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

●	Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with its carrying amount. The new guidance is effective prospectively for us for the year ending March 31, 2021 and interim reporting periods during the year ending March 31, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Office equipment	$3,404	$3,315
Accumulated depreciation	(2,799)	(2,665)
Property and equipment, net	$605	$650

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense, classified as operating expenses, was $62 and $233 for the three months ended March 31, 2019 and March 31, 2018, respectively.

The depreciation expense is $440 and $62 for the years ended December 31, 2018 and three months ended March 31, 2019. Accumulated depreciation for the years ended December 31, 2018 and three months ended March 31, 2019 were $2,665 and $2,799, respectively.

NOTE 6 - ACCOUNT RECEIVABLES, NET

As of March 31,2019, and December 31,2018, our account receivables are $23,722 and $47,916, respectively. Account receivables allowance is nil as of March 31,2019 and December 31,2018.

NOTE 7 - RELATED PARTY RECEIVABLE

	As of
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Receivable from Related Party A	14,668	14,285
Total receivables from related party	$14,668	$14,285

Related party A is Hunan Ezagoo Joyful Vehicles International Travelling Development Limited, Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan, owns 1% of this company, and is the Legal Company Representative of this company. As of March 31,2019, the Company loaned $14,668 to Related Party A as working capital, which is unsecured, interest-free with no fixed payment term. The company expected to collect from Related Party A in December 2019.

NOTE 8 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at March 31,2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Prepaid expenses	$40,887	$38,622
Other receivables	5,395	5,689
Total prepaid expenses and other receivables	$46,282	$44,311

As of December 31, 2018, the balance $44,311 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

As of March 31, 2019, the balance $46,282 represented an outstanding prepaid expenses and other receivables which included social security fee and management fee and employee receivables.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Account payables	$33,508	$10,160

Total	$33,508	$10,160

The account payables balance of $33,508 includes payables to a vendor and bus screen terminal maintenance fee. $12,000 was paid by the Company in January 2019. And $21,508 was expected to be paid in the first half year in 2019.

NOTE 10 - DUE TO RELATED PARTIES

	As of
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Amount due to related party B	$221,914	$216,116
Amount due to related party C	24,022	23,395
Amount due to related party D	16,393	15,965
Amount due to related party E	127,472	123,901
Amount due to related party F	448,433	436,718
Amount due to related party G	271,592	263,542
Amount due to related party H	34,981	34,067
Amount due to related party I	1,434	1,431
Amount due to related party J	22,355	21,771
Amount due to related party K	$43,219	$42,090
Total	1,211,815	1,178,996

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the three months ended March 31,2019 and the years ended December 31, 2018, related party B advanced $221,914 and $216,116 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the three months ended March 31,2019 and the years ended December 31, 2018, related party C advanced $24,022 and $23,395 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. For the three months ended March 31,2019 and the years ended December 31, 2018, related party D advanced $16,393 and $15,965 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the three months ended March 31,2019 and the years ended December 31, 2018, related party E advanced $127,472 and $123,901 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. For the three months ended March 31,2019 and the years ended December 31, 2018, related party F advanced $448,433 and $436,718 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the three months ended March 31,2019 and the years ended December 31, 2018, related party G advanced $271,592 and $263,542 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the three months ended March 31,2019 and the years ended December 31, 2018, related party H advanced $34,981 and $34,067 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the three months ended March 31,2019 and the years ended December 31, 2018 related party I advanced $1,434 and $1431 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the three months ended March 31,2019 and the years ended December 31, 2018 related party J advanced $22,355 and $21,771 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the three months ended March 31,2019 and the years ended December 31, 2018 related party K advanced $43,219 and $42,090 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

The imputed interest for above loans is immaterial.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 - DUE TO DIRECTOR

For the three months ended March 31,2019 and the years ended December 31, 2018, a director of the Company advanced $58,096 and $109,024 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 12 - CONCENTRATIONS OF RISK

(a) Major customers

For the three months ended March 31, 2019, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer D	$23,555	85%	$23,722
Total:	$23,555	85%	$23,722

For the three months ended March 31, 2018, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2018		As of March 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer E	$10,013	78%	$633
Total:	$10,013	78%	$633

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three months ended March 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$13,333	27%	13,412
Vendor B	14,966	29%	10,036
Vendor C	10,296	20%	10,358
Total:	$38,595	76%	33,806

For the three months ended March 31, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2018		As of March 31, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor B	$15,822	78%	-
Vendor D	$2,516	12%	-
Total:	$18,338	90%	-

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOTE - 13 OPERATING LEASE

The Company has an operating lease agreement for the office space with remaining lease terms of 3 years. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For three months ended March 31, 2019, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$14,260

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$15,939
Weighted average remaining lease term – operating leases (in years)	1.67
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$91,694
Total operating lease assets	$91,694

Short-term operating lease liabilities	$60,501
Long-term operating lease liabilities	$41,819
Total operating lease liabilities	$102,320

Maturities of the Company’s lease liabilities are as follows:

Year ending March 31,	Operating Lease
2019 (remaining 9 months)	47,817
2020	58,443
Total lease payments	106,259
Less: Imputed interest/present value discount	(3,939)
Present value of lease liabilities	102,320

Lease expenses were $14,260 and $15,134 during the three months ended March 31, 2019 and 2018, respectively.

NOTE 14 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of March 31, 2019, the Company has a total additional paid-in capital - capital contribution balance of $774,007. It includes $725,689 capital contribution from related party J and $8,950 for service contracts where the performance obligation is not able to recognize, capital contribution is recorded for any payments received in 2018 and $39,368 capital contribution as the performance obligation is not able to recognize in 2017.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.5, dated May 3, 2019 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Advertising Industry

At present, Ezagoo Limited aims to solely provide services to consumers in China, although the Company may evaluate this focus in the future and may consider expanding into other countries. Given the demand for our services will be limited to China, at least initially, we will focus primarily on the Digital Advertising Industry as it pertains to China.

Advertising Industry Worldwide and In China

Since 2011, the global advertising market has grown steadily, with the growth rate remaining between 4% and 5%. It is expected that the advertising market will maintain this growth rate until 2018. Spending on advertising worldwide has been increasing steadily and is expected to reach almost 557.99 billion U.S. dollars in 2018, up from 534.8 billion in 2017, which amounts to an annual growth rate of 4.3 percent. In terms of digital advertising, spending is expected to grow from 229.25 billion U.S. dollars in 2017 to around 335.5 billion by 2020.

In China, the advertising industry has experienced tremendous growth and profitability. Currently, China is the second largest advertising market in the world. In terms of e-commerce advertisement, China has ranked first in search advertising. In 2012, China's digital advertising market was about 77.31 billion Chinese Yuan and by 2016 it had nearly quadrupled in size. From 2015 to 2021, the digital video adverting revenue in China is expected to grow from 3.37 billion to 11.03 billion U.S. dollars.

Results of Operation

For the Three Months Ended March 31, 2019 and March 31, 2018.

For the three months ended March 31, 2019, we realized revenue in the amount of $27,716, while for the three months ended March 31, 2018, we realized revenues in the amount of $12,939. Our gross losses for the three months ended March 31, 2019 were $23,242, which is more than $6,985 for the three months ended March 31, 2018. Since our cost of revenue mostly is fixed cost, in order to reduce gross loss, we must develop more long-term stable customer to lower our unit fixed cost and generate profit in long term.

Total cost of revenues was $50,958 and $20,586 for the year ended March 31, 2019 and December 31, 2018, respectively. The increased amount of $30,372 is because the Company started bus advertising service business in October 2017, and started to generate revenue in October 2017. It is also because the Company entered into an agreement with Changsha Zhongwang Bus Co., Ltd (“CZB”) in 2018 and started to pay rental fees annually. In 2017, CZB offered a rent-free period to the Company.

The overall gross profit (loss) for the Company was negative $23,242 and negative $6,985 for the three months ended March 31, 2019 and March 31, 2018, respectively. Gross loss as a percentage of total revenues was negative 83.86% and negative 53.98% for the same period ended March 31, 2019 and March 31, 2018, respectively. The negative gross profit was due to sunk cost and low revenue generated for the year ended March 31, 2019. The Company started bus advertising service business in October 2017, and started to generate revenue in October 2017. CZB, one of the Company’s vendors, offered a rent-free period during year 2017 to the Company. And during year 2018, the Company entered into several agreements with different vendors. The Company has a fixed cost once entered an agreement with a vendor. Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees and internet data fees, therefore, cost of revenue for the three months ended March 31, 2018 is much lower than that for the three months ended March 31, 2019.

Our net loss for the three months ended March 31, 2019 were $192,691, while for the three months ended March 31, 2018 were $90,553. We attribute this increase due to additional cost incurred to increase product sales and market share.

The increases in general and administrative expenses are a result of advertising and compliance costs as a public company.

Liquidity and Capital Resources

For the three months ended March 31, 2019, we had cash and cash equivalents of $618,073. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $146,687, compared to net cash used in operating activities of $136,986 for the three months ended March 31, 2018. The cash used in operating activities was mainly for cost of revenue, general and administrative expenses and increased receivables from a customer.

Financing Activities

For the three months ended March 31, 2019, net cash decreased by financing activities was $52,037 resulted from the repayment of loan from a director. For the three months ended March 31, 2018, net cash provided by finance activities was $159,018.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is no capital expenditures for the three months periods ended March 31, 2019 and three months periods ended March 31, 2018.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2019.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Additional Information

VIE STRUCTURE AND ARRANGEMENTS

Foreign ownership in companies providing media advertising services is subject to certain restrictions under PRC laws and regulations. To comply with the PRC laws and regulations, we, through our wholly-owned subsidiary, Changsha Ezagoo Technology Limited (CETL), entered into a set of contractual arrangements with Hunan Ezagoo Zhicheng Internet Technology Limited (HEZL) and its shareholders. The contractual arrangements between CETL, HEZL and shareholders of HEZL allow us to:

1.	exercise effective control over HEZL whereby having the power to direct HEZL’s activities that most significantly drive the economic results of HEZL

2.	receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks and expected losses from HEZL as if it was their sole shareholder; and

3.	have an exclusive option to purchase all of the equity interests in HEZL.

Our consolidated financial statements include the financial statements of our company, our subsidiaries and our consolidated VIE for which we are the primary beneficiary. All transactions and balances among our company, our subsidiaries and our consolidated VIE have been eliminated upon consolidation.

A subsidiary is an entity in which we, directly or indirectly, control more than one half of the voting powers; or has the power to appoint or remove the majority of the members of the board of directors; or to cast a majority of votes at the meeting of directors; or has the power to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

A consolidated VIE is an entity in which we, or our subsidiaries, through contractual agreements, bears the risks of, and enjoys the rewards normally associated with ownership of the entity. In determining whether we or our subsidiaries are the primary beneficiary, we considered whether it has the power to direct activities that are significant to the consolidated VIE’s economic performance, and also our obligation to absorb losses of the consolidated VIE that could potentially be significant to the consolidated VIE or the right to receive benefits from the consolidated VIE that could potentially be significant to the consolidated VIE. We hold all the variable interests of the consolidated VIE and its subsidiaries, and has been determined to be the primary beneficiary of the consolidated VIE.

In accordance with the contractual agreements among between CETL, HEZL and shareholders of HEZL allow us to:

1.	exercise effective control over HEZL whereby having the power to direct HEZL’s activities that most significantly drive the economic results of HEZL;

2.	receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks and expected losses from HEZL as if it was their sole shareholder;

3.	and have an exclusive option to purchase all of the equity interests in HEZL.

We believe that the contractual arrangements among CETL, HEZL and the shareholders of HEZL are in compliance with PRC law and are legally enforceable. However, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements and if the shareholders of our consolidated VIE were to reduce their interest in us, their interests may diverge from ours and that may potentially increase the risk that they would seek to act contrary to the contractual terms.

Our ability to control the consolidated VIE also depends on the voting rights proxy agreement and our company, through CETL, has to vote on all matters requiring shareholder approval in the consolidated VIE. As noted above, we believe this voting rights proxy agreement is legally enforceable but may not be as effective as direct equity ownership.

On July 31, 2018 Xin Yang was appointed as Chief Financial Officer of the Company.

The Company’s mailing address is Yijiaren Business Hotel No. 168, Tong Zi Po Xi Lu, Yuelu District Changsha, Hunan 410205, China.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer *
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO LIMITED
(Name of Registrant)

Date: July 10, 2019

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

