Form 10-Q
period 2019-06-30
Ezagoo Ltd
filed 2019-08-15
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2019.

Class	Outstanding at June 30, 2019
Common Stock, $.0001 par value	95,000,000

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND December 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	224,599	795,618
Account receivables	-	47,916
Deposits paid, prepayments and other receivables	30,706	58,596
Total current assets	255,305	902,130

NON-CURRENT ASSETS
Plant and equipment, net	37,005	650
Operating lease right-of-use assets	76,249	-
TOTAL ASSETS	$368,559	$902,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	14,448	10,160
Other payables and accrued liabilities	45,681	58,198
Due to related parties	1,178,480	1,178,996
Due to a director	67,564	109,024
Operating lease liabilities, current portion	54,422	-

Total current liabilities	1,360,595	1,356,378

NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	30,610	-

TOTAL LIABILITIES	$1,391,205	$1,356,378

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 95,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	9,500	9,500
Additional paid-in capital	774,007	774,007
Accumulated other comprehensive income	66,310	56,550
Accumulated deficit	(1,872,463)	(1,293,655)

TOTAL STOCKHOLDERS’ DEFICIT	(1,022,646)	(453,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$368,559	$902,780

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

	Three months Ended June 30		Six months Ended June 30
	2019	2018	2019	2018

REVENUES	$1,701	$2,479	$29,417	$15,459
Cost of revenues	(38,727)	(40,889)	(89,685)	(61,475)
Gross loss	(37,026)	(38,410)	(60,268)	(46,016)

OPERATING EXPENSES	(340,628)	(395,866)	(510,491)	(478,687)
LOSS FROM OPERATIONS	(377,654)	(434,276)	(570,759)	(524,703)
Other income (expense):
Interest income	321		734
Interest expense		196		(322)
Total other expense				(322)
Net loss from operations	(377,333)	(434,472)	(570.025)	(525,025)
Income tax expense
Net loss	(377,333)	(434,472)	$(570,025)	$(525,025)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	23,336	(2,777)	9,760	1,719
COMPREHENSIVE LOSS	(353,997)	(437,249)	$(560,265)	$(523,306)
Net loss per share- Basic and diluted	(0.01)	(0.01)	$(0.01)	$(0.01)
Weighted Average Number of shares outstanding	67,709,068	67,709,068	67,709,068	67,709,068

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended June 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of April 1, 2019 (audited)	$95,000,000	9,500	774,007	(1,496,972)	42,974	(670,491)
Cumulative effect of adoption of new accounting principle	-	-	-	1,842	-	1,842
Net loss	-	-	-	(377,333)	-	(377,333)
Other comprehensive loss	-	-	-	-	23,336	23,336
Balance as of June 30, 2019 (unaudited)	95,000,000	9,500	774,007	(1,872,463)	66,310	(1,022,646)

For the six months ended June 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2019 (audited)	$95,000,000	9,500	774,007	(1,293,655)	56,550	(453,598)
Cumulative effect of adoption of new accounting principle	-	-	-	(8,783)	-	(8,783)
Net loss	-	-	-	(570,025)	-	(570,025)
Other comprehensive loss	-	-	-	-	9,760	9,760
Balance as of June 30, 2019 (unaudited)	95,000,000	9,500	774,007	(1,872,463)	66,310	(1,022,646)

For the three months ended June 30, 2018

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of April 1, 2018 (audited)	-	-	39,368	(366,702)	10,639	$(316,695)
Shares issued for founder’s shares	95,000,000	9500				9,500
Additional paid in capital			6,505			6,505
Net loss	-	-	-	(434,472)	-	(434,472)
Other comprehensive loss	-	-	-		(2,777)	(2,777)
Balance as of June 30, 2018 (unaudited)	95,000,000	9,500	45,873	(801,174)	7,862	(737,939)

For the six months ended June 30, 2018

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2018 (audited)	-	-	39,368	(276,149)	6,143	$(230,638)
Shares issued for founder’s shares	95,000,000	9500				9,500
Additional paid in capital			6,505			6,505
Net loss	-	-	-	(525,025)	-	(525,025)
Other comprehensive loss	-	-	-		1,719	1,719
Balance as of June 30, 2018 (unaudited)	95,000,000	9,500	45,873	(801,174)	7,862	(737,939)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(570,025)	$(525,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,735	388
Operating lease expense	28,750	-
Changes in operating assets and liabilities:
Share subscription receivables	-	(10,128)
Accounts receivable	47,847	-
Prepayments, deposits and other receivables	27,806	(33,700)
Receipts in advance	37,929	13,808
Operating lease liabilities	(31,502)	-
Accounts payable	4,373	-
Other payables and accrued liabilities	(50,560)	(2,247)
Net cash used in operating activities	(503,647)	(556,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(38,680)	-
	(38,680)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	15,294
Advance from related parties	1,212	544,103
Advance to a director	(42,225)	6,834
Net cash provided by (used in) financing activities	(41,013)	566,231

Effect of exchange rate changes on cash and cash equivalents	12,321	(334)

Net change in cash and cash equivalents	(571,019)	8,993
Cash and cash equivalents, beginning of period	795,618	10,979
CASH AND CASH EQUIVALENTS, END OF PERIOD	$224,599	$19,972
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

In the opinion of management, the consolidated balance sheet as of June 30, 2019 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

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

On June 6, 2018 Ezagoo Holding Limited, a Seychelles Company, acquired Ezagoo Limited, A Hong Kong Company, in consideration of $0.13.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2019, the Company suffered an accumulated deficit of $1,872,463 and continuously incurred a net operating loss of $570,025 for the six months ended June 30, 2019. The continuation of the Company as a going concern through December 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended June 30, 2019. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended June 30,
	2019	2018
Period-end CNY: US$1 exchange rate	6.90	6.46
Period-average CNY: US$1 exchange rate	6.79	6.37
Period-end HK$: US$1 exchange rate	7.83	7.85
Period-average HK$: US$1 exchange rate	7.84	7.84

●	Related parties

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $76,255, lease liabilities for operating leases of $85,039, and $8,783 adjustment to accumulated deficit as of June 30,2019. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

●	Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively for us for the year ending March 31, 2021 and interim reporting periods during the year ending March 31, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Office equipment	$41,373	$3,315
Accumulated depreciation	(4,368)	(2,665)
Property and equipment, net	$37,005	$650

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense, classified as operating expenses, was $1,735 and $388 for the six months ended June 30, 2019 and June 30, 2018, respectively.

Accumulated depreciation for the six months ended June 30, 2019 and June 30, 2018 were $4,368 and $2,755, respectively.

NOTE 6 - ACCOUNT RECEIVABLES, NET

As of June 30, 2019, and December 31,2018, our account receivables are $0 and $47,916, respectively. Account receivables allowance is 0 as of June 30,2019 and December 31,2018.

NOTE 7 - RELATED PARTY RECEIVABLE

	As of
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Receivable from Related Party A	-	14,285
Total receivables from related party	$-	$14,285

Related party A is Hunan Ezagoo Joyful Vehicles International Travelling Development Limited, Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan, owns 1% of this company, and is the Legal Company Representative of this company. As of June 30,2019, the Company loaned $0 to Related Party A as working capital, which is unsecured, interest-free with no fixed payment term. The company collected from Related Party A in May 2019.

NOTE 8 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at June 30,2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Prepaid expenses	$28,318	$38,622
Other receivables	2,388	5,689
Total prepaid expenses and other receivables	$30,706	$44,311

As of December 31, 2018, the balance $44,311 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

As of June 30, 2019, the balance $30,706 represented an outstanding prepaid expenses and other receivables which included social security fee, bus monitors maintenance fee, and management fee.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Account payables	$14,448	$10,160

Total	$14,448	$10,160

The account payables balance of $14,448 includes $13,043 payables to a vendor for bus screen terminal platform fee. It was expected to be paid in the third quarter in 2019.

NOTE 10 - DUE TO RELATED PARTIES

	As of
	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Amount due to related party B	$215,803	$216,116
Amount due to related party C	23,361	23,395
Amount due to related party D	15,942	15,965
Amount due to related party E	123,962	123,901
Amount due to related party F	436,085	436,718
Amount due to related party G	264,113	263,542
Amount due to related party H	34,018	34,067
Amount due to related party I	1,428	1,431
Amount due to related party J	21,739	21,771
Amount due to related party K	$42,029	$42,090
Total	1,178,480	1,178,996

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the six months ended June 30,2019 and the years ended December 31, 2018, related party B advanced $215,803 and $216,116 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the six months ended June 30,2019 and the years ended December 31, 2018, related party C advanced $23,361 and $23,395 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. For the six months ended June 30,2019 and the years ended December 31, 2018, related party D advanced $15,942 and $15,965 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the six months ended June 30, 2019 and the years ended December 31, 2018, related party E advanced $123,962 and $123,901 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. For the six months ended June 30, 2019 and the years ended December 31, 2018, related party F advanced $436,085 and $436,718 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the six months ended June 30,2019 and the years ended December 31, 2018, related party G advanced $264,113 and $263,542 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the six months ended June 30, 2019 and the years ended December 31, 2018, related party H advanced $34,018 and $34,067 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the six months ended June 30, 2019 and the years ended December 31, 2018 related party I advanced $1,428 and $1,431 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the six months ended June 30,2019 and the years ended December 31, 2018 related party J advanced $21,739 and $21,771 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the six months ended June 30, 2019 and the years ended December 31, 2018 related party K advanced $42,029 and $42,090 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

The imputed interest for above loans is immaterial.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 - DUE TO DIRECTOR

For the six months ended June 30, 2019 and the years ended December 31, 2018, a director of the Company advanced $67,564 and $109,024 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 12 - CONCENTRATIONS OF RISK

(a) Major customers

For the six months ended June 30, 2019, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the six months ended June 30, 2019		As of June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer D	$23,417	80%	$-
Total:	$23,417	80%	$-

For the six months ended June 30, 2018, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the six months ended June 30, 2018		As of June 30, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer E	$9,997	65%	$628
Total:	$9,997	65%	$628

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the six months ended June 30, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended June 30, 2019		As of June 30, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$26,510	32%	1,325
Vendor B	12,225	14%	2,288
Vendor C	24,690	29%	-
Total:	$63,425	75%	3,613

For the six months ended June 30, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended June 30, 2018		As of June 30, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor C	$39,493	65%	-
Vendor D	$7,582	13%	-
Total:	$47,075	78%	-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For six months ended June 30, 2019, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$28,372

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the second quarter 2019	$25,686
Weighted average remaining lease term – operating leases (in years)	1.42
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$76,255
Total operating lease assets	$76,255

Short-term operating lease liabilities	$54,426
Long-term operating lease liabilities	$30,613
Total operating lease liabilities	$85,039

Maturities of the Company’s lease liabilities are as follows:

Year ending June 30,	Operating Lease
2019 (remaining 6 months)	31,002
2020	56,838
Total lease payments	87,840
Less: Imputed interest/present value discount	(2,801)
Present value of lease liabilities	85,039

Lease expenses were $28,372 and $0 during the six months ended June 30, 2019 and 2018, respectively.

NOTE 14 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of June 30, 2019, the Company has a total additional paid-in capital - capital contribution balance of $774,007. It includes $725,689 capital contribution from related party J and $8,950 for service contracts where the performance obligation is not able to recognize, capital contribution is recorded for any payments received in 2018 and $39,368 capital contribution as the performance obligation is not able to recognize in 2017.

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

In China, the advertising industry has experienced tremendous growth and profitability. Currently, China is the second largest advertising market in the world. In terms of e-commerce advertisement, China has ranked first in search advertising. In 2012, China’s digital advertising market was about 77.31 billion Chinese Yuan and by 2016 it had nearly quadrupled in size. From 2015 to 2021, the digital video adverting revenue in China is expected to grow from 3.37 billion to 11.03 billion U.S. dollars.

Results of Operation

For the Three and Six Months Ended June 30, 2019 and June 30, 2018

For the three ended June 30, 2019, we realized revenue in amount of $1,701, while for the three months ended June 30, 2018, we realized revenues in the amount of $2,479. Our gross losses for the three months ended June 30, 2019 were $37,026, which is $1,384 less than for the three months ended June 30, 2018.

For the six months ended June 30, 2019, we realized revenue in the amount of $29,417, while for the six months ended June 30, 2018, we realized revenues in the amount of $15,459. Our gross losses for the six months ended June 30, 2019 were $60,268, which is more than $14,252 for the six months ended June 30, 2018. Since our cost of revenue mostly is fixed cost, in order to reduce gross loss, we must develop more long-term stable customer to lower our unit fixed cost and generate profit in long term.

Total cost of revenues was $89,685 and $61,475 for the six months June 30, 2019 and June 30, 2018, respectively. The increased amount of $28,210 is because the Company entered into agreements with new bus media terminal vendors in 2019 and started to pay rental fees monthly.

The overall gross profit (loss) for the Company was negative $60,268 and negative $46,016 for the six months ended June 30, 2019 and June 30, 2018, respectively. Gross loss as a percentage of total revenues was negative 205% and negative 298% for the same period ended June 30, 2019 and June 30, 2018, respectively. The negative gross profit was due to sunk cost and low revenue generated for the year ended June 30, 2019. The Company started bus advertising service business in October 2017, and started to generate revenue in October 2017. During year 2019, the Company entered into several agreements with more vendors and customers than during year 2018. The Company has a fixed cost once entered an agreement with a vendor. Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees and internet data fees, therefore, cost of revenue and gross loss percentage of total revenue for the six months ended June 30, 2018 is lower than that for the six months ended June 30, 2019.

Our net loss for the six months ended June 30, 2019 were $570,025, while for the six months ended June 30, 2018 were $525,025. We attribute this increase due to high administrative expenses.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $224,599. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $503,647, compared to net cash used in operating activities of $556,904 for the six months ended June 30, 2018. The cash used in operating activities was mainly for cost of revenue, general and administrative expenses and increased receivables from a customer.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $38,680, compared to net cash provided by investing activities of $0 for the six months ended June 30, 2018. The cash used in investing activities was mainly for the purchase of property, plant and equipment.

Financing Activities

For the six months ended June 30, 2019, net cash used in financing activities was $41,013 resulted from advances to director. For the six months ended June 30, 2018, net cash provided by finance activities was $566,231.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Capital expenditures for the six months periods ended June 30, 2019 is $38,063, and $0 for six months periods ended June 30, 2018.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2019.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: Aug 15, 2019

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

