Form 10-Q
period 2019-09-30
Ezagoo Ltd
filed 2019-11-13
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2019.

Class	Outstanding at November 10, 2019
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	547,879	795,618
Account receivables	2,101	47,916
Deposits paid, prepayments and other receivables	54,905	58,596
Total current assets	604,885	902,130

NON-CURRENT ASSETS
Plant and equipment, net	33,411	650
Deferred income tax assets	29	-
Operating lease right-of-use assets	61,062	-
TOTAL ASSETS	$699,387	$902,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	16,087	10,160
Other payables and accrued liabilities	42,326	58,198
Due to related parties	1,243,450	1,178,996
Due to a director	22,693	109,024
Income tax payable	4	-
Operating lease liabilities, current portion	58,119	-

Total current liabilities	1,382,679	1,356,378

NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	9,934	-

TOTAL LIABILITIES	$1,392,613	$1,356,378

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	11,996	9,500
Additional paid-in capital	1,270,648	774,007
Accumulated other comprehensive income	75,043	56,550
Accumulated deficit	(2,050,913)	(1,293,655)

TOTAL STOCKHOLDERS’ DEFICIT	(693,226)	(453,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$699,387	$902,780

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

	Three months Ended September 30		Nine months Ended September 30
	2019	2018	2019	2018

REVENUES	$3,834	$6,337	$33,251	$21,796
Cost of revenues	(31,906)	(41,538)	(121,591)	(103,013)
Gross loss	(28,072)	(35,201)	(88,340)	(81,217)

OPERATING EXPENSES	(152,263)	(112,014)	(662,754)	(590,701)
LOSS FROM OPERATIONS	(180,335)	(147,215)	(751,094)	(671,918)
Other income (expense):
Non-operating income	59	6,580	59	6,580
Interest income (expense)	35	(334)	769	(656)
Total other expense	94	6,246	828	5,924
Net loss from operations	(180,241)	(140,969)	(750,266)	(665,994)
Income tax expense
Net loss	(180,241)	(140,969)	$(750,266)	$(665,994)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	8,733	47,155	18,493	48,874
COMPREHENSIVE LOSS	(171,508)	(93,814)	$(731,773)	$(617,120)
Net loss per share- Basic and diluted	(0.01)	(0.01)	$(0.01)	$(0.01)
Weighted Average Number of shares outstanding	107,158,454	49,515,011	107,158,454	49,515,011

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended September 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of July 1, 2019 (audited)	$95,000,000	9,500	774,007	(1,872,463)	66,310	(1,022,646)
Issuance of Common Stock	24,956,826	2,496	496,641	-	-	499,137
Cumulative effect of adoption of new accounting principle	-	-	-	1,791	-	1,791
Net loss	-	-	-	(180,241)	-	(180,241)
Other comprehensive loss	-	-	-	-	8,733	8,733
Balance as of September 30, 2019 (unaudited)	119,956,826	11,996	1,270,648	(2,050,913)	75,043	(693,226)

For the nine months ended September 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2019 (audited)	$95,000,000	9,500	774,007	(1,293,655)	56,550	(453,598)
Issuance of common stocks	24,956,826	2,496	496,641	-	-	499,137
Cumulative effect of adoption of new accounting principle	-	-	-	(6,992)	-	(6,992)
Net loss	-	-	-	(750,266)	-	(750,266)
Other comprehensive loss	-	-	-	-	18,493	18,493
Balance as of September 30, 2019 (unaudited)	119,956,826	11,996	1,270,648	(2,050,913)	75,043	(693,226)

For the three months ended September 30, 2018

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of July 1, 2018 (audited)	95,000,000	9,500	43,261	(801,174)	7,862	$(740,551)
Net loss	-	-	-	(140,969)	-	(140,969)
Other comprehensive loss	-	-	-		47,155	47,155
Balance as of September 30, 2018 (unaudited)	95,000,000	9,500	43,261	(942,143)	55,017	(834,365)

For the nine months ended September 30, 2018

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2018 (audited)	-	-	39,368	(276,149)	6,143	$(230,638)
Shares issued for founder’s shares	95,000,000	9500	-	-	-	9,500
Additional paid in capital			3,893			3,893
Net loss	-	-	-	(665,994)	-	(665,994)
Other comprehensive loss	-	-	-	-	48,874	48,874
Balance as of September 30, 2018 (unaudited)	95,000,000	9,500	43,261	(942,143)	55,107	(834,365)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(750,266)	$(665,994)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,022	405
Changes in operating assets and liabilities:
Share subscription receivables	-	-
Accounts receivable	44,293	(1,716)
Prepayments, deposits and other receivables	1,658	(56,255)
Receipts in advance	33,124	-
Deferred tax asset	(29)	-
Operating lease ROU assets	61,262	-
Operating lease liabilities	(68,277)	-
Accounts payable	6,302	-
Other payables and accrued liabilities	(47,018)	52,447
Net cash used in operating activities	(714,929)	(671,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(36,913)	(781)
Net cash used in investing activities	(36,913)	(781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	499,137	15,222
Advance from related parties	105,770	659,583
Advance to a director	(82,986)	(347)
Net cash provided by financing activities	521,921	674,458

Effect of exchange rate changes on cash and cash equivalents	(17,818)	(263)

Net change in cash and cash equivalents	(247,739)	2,300
Cash and cash equivalents, beginning of period	795,618	10,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$547,879	$12,912
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

In the opinion of management, the consolidated balance sheet as of September 30, 2019 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

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

On May 9, 2018 Tan, Xiaohao was appointed as President, Secretary, Treasurer, and Director of the Company.

On May 9, 2018, our President, Tan, Xiaohao, purchased 90,050,500 shares of restricted common stock at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $9,005 have gone directly to the Company for initial working capital.

On June 30, 2018 Zhang, Qianwen and Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP purchased 3,591,000 and 1,358,500 shares of restricted common stock respectively at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $495, have gone directly to the Company for initial working capital.

On June 6, 2018 Ezagoo Holding Limited, a Seychelles Company, acquired Ezagoo Limited, A Hong Kong Company, in consideration of $0.13.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

The three companies above are under common control Mr. Tan, Xiaohao, the director of the Company, so they are related parties.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2019, the Company suffered an accumulated deficit of $2,043,921 and continuously incurred a net operating loss of $750,266 for the nine months ended September 30, 2019. The continuation of the Company as a going concern through December 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended September 30, 2019. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended September 30,
	2019	2018
Period-end CNY: US$1 exchange rate	7.14	6.85
Period-average CNY: US$1 exchange rate	7.11	6.45
Period-end HK$: US$1 exchange rate	7.84	7.80
Period-average HK$: US$1 exchange rate	7.84	7.80

●	Related parties

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Office equipment	$39,992	$3,315
Accumulated depreciation	(6,581)	(2,665)
Property and equipment, net	$33,411	$650

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense, classified as operating expenses, was $4,022 and $381 for the nine  months ended September 30, 2019 and September 30, 2018, respectively.

Accumulated depreciation for the nine months ended September 30, 2019 and September 30, 2018 were $6,581 and $2,665 respectively.

NOTE 6 - ACCOUNT RECEIVABLES, NET

As of September 30, 2019, and December 31,2018, our account receivables are $2,101 and $47,916, respectively. Account receivables allowance is 0 as of September 30,2019 and December 31,2018.

NOTE 7 - RELATED PARTY RECEIVABLE

	As of
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Receivable from Related Party A	-	14,285
Total receivables from related party	$-	$14,285

Related party A is Hunan Ezagoo Joyful Vehicles International Travelling Development Limited, Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan, owns 1% of this company, and is the Legal Company Representative of this company. As of September 30, 2019, the Company loaned $0 to Related Party A as working capital, which is unsecured, interest-free with no fixed payment term. The company collected from Related Party A in May 2019.

NOTE 8 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Prepaid expenses	$54,905	$38,622
Other receivables	-	5,689
Total prepaid expenses and other receivables	$54,905	$44,311

As of December 31, 2018, the balance $44,311 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

As of September 30, 2019, the balance $54,905 represented outstanding prepaid expenses which included social security fee, bus monitors maintenance fee, and management fee.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Account payables	$16,087	$10,160

Total	$16,087	$10,160

The account payables balance of $16,087 includes $13,043 payables to a vendor for bus screen terminal platform fee. It was expected to be paid in the fourth quarter in 2019.

NOTE 10 - DUE TO RELATED PARTIES

	As of
	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Amount due to related party B	$208,598	$216,116
Amount due to related party C	22,581	23,395
Amount due to related party D	15,409	15,965
Amount due to related party E	119,823	123,901
Amount due to related party F	512,582	436,718
Amount due to related party G	255,295	263,542
Amount due to related party H	32,881	34,067
Amount due to related party I	(26)	1,431
Amount due to related party J	21,013	21,771
Amount due to related party K	40,626	42,090
Amount due to related party L	$14,668	-
Total	1,243,450	1,178,996

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the nine months ended September 30,2019 and the years ended December 31, 2018, related party B advanced $208,549 and $216,116 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the nine months ended September 30,2019 and the years ended December 31, 2018, related party C advanced $22,581 and $23,395 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. For the nine months ended September 30,2019 and the years ended December 31, 2018, related party D advanced $15,409 and $15,965 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the nine months ended June 30, 2019 and the years ended December 31, 2018, related party E advanced $119,823 and $123,901 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. For the nine months ended September 30, 2019 and the years ended December 31, 2018, related party F advanced $512,582 and $436,718 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the nine months ended September 30,2019 and the years ended December 31, 2018, related party G advanced $255,295 and $263,542 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the nine months ended September 30, 2019 and the years ended December 31, 2018, related party H advanced $32,881 and $34,067 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the nine months ended September 30, 2019 Ezagoo Limited advanced $26 to related party I, and the years ended December 31, 2018 related party I advanced $1,431 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the nine months ended September 30,2019 and the years ended December 31, 2018 related party J advanced $21,013 and $21,771 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the nine months ended September 30, 2019 and the years ended December 31, 2018 related party K advanced $40,626 and $42,090 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R(HongKong) Industry Development Group Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 100% of Ezagoo B&R(HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the nine months ended September 30, 2019 and the years ended December 31, 2018 related party L advanced $14,668 and $0 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

The imputed interest for above loans is immaterial.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 - DUE TO DIRECTOR

For the nine months ended September 30, 2019 and the years ended December 31, 2018, a director of the Company advanced $22,693 and $109,024 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 12 - CONCENTRATIONS OF RISK

(a) Major customers

For the nine months ended September 30, 2019, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended September 30, 2019		As of September 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$22,347	68%	$-
Customer B	4,968	15%	-
Total:	$27,315	83%	$-

For the nine months ended September 30, 2018, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended September 30, 2018		As of September 30, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer C	$9,873	45%	-
Customer D	2,779	13%	$-
Customer E	4,095	19%	-
Total:	$13,146	77%	$-

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the six months ended September 30, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended September 30, 2019		As of September 30, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$30,510	26%	-
Vendor B	37,948	35%	12,608
Vendor C	14,942	13%	-
Total:	$83,400	74%	12,608

For the six months ended September 30, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended September 30, 2018		As of September 30, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor C	$25,116	24%	13,023
Vendor D	$56,214	55%	6,102
Total:	$81,330	79%	20,292

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

NOTE - 13 OPERATING LEASE

The Company has an operating lease agreement for the office space with lease terms of 3 years. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For nine months ended September 30, 2019, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$40,586

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the third quarter 2019	$44,947
Weighted average remaining lease term – operating leases (in years)	1.17
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$61,062
Total operating lease assets	$61,062

Short-term operating lease liabilities	$58,119
Long-term operating lease liabilities	$9,934
Total operating lease liabilities	$68,053

Maturities of the Company’s lease liabilities are as follows:

Year ending September 30,	Operating Lease
2019 (remaining 3 months)	14,982
2020	54,936
Total lease payments	69,918
Less: Imputed interest/present value discount	(1,865)
Present value of lease liabilities	68,053

Lease expenses were $40,586 and $0 during the nine months ended September 30, 2019 and 2018, respectively.

NOTE 14 – COMMON STOCK

During the 3 months ended September 30, 2019, the Company sold 24,956,826 shares of the Company’s common stock in IPO stage to the public for $499,137. The transaction was structured as a capital stock subscription.

NOTE 15 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of September 30, 2019, the Company has a total additional paid-in capital - capital contribution balance of $1,270,648. It includes $1,222,330 capital contribution from related party J and $8,950 for service contracts where the performance obligation is not able to recognize, capital contribution is recorded for any payments received in 2018 and $39,368 capital contribution as the performance obligation is not able to recognize in 2017.

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

Results of Operation

For the Three and Nine Months Ended September 30, 2019 and September 30, 2018

For the three ended September 30, 2019, we realized revenue in amount of $3,834, while for the three months ended September 30, 2018, we realized revenues in the amount of $6,337. Our gross losses for the three months ended September 30, 2019 were $28,072, which is $7,129 less than for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, we realized revenue in the amount of $33,251, while for the nine months ended September 30, 2018, we realized revenues in the amount of $21,796. Our gross losses for the nine months ended September 30, 2019 were $88,340, which is $7,123 more than for the nine months ended September 30, 2018. Since our cost of revenue mostly is fixed cost, in order to reduce gross loss, we must develop more long-term stable customer to lower our unit fixed cost and generate profit in long term.

Total cost of revenues was $121,591 and $103,013 for the nine months September 30, 2019 and September 30, 2018, respectively. The increased amount of $18,578 is because the Company entered into agreements with new bus media terminal vendors in 2019 and started to pay rental fees monthly.

The overall gross profit (loss) for the Company was negative $88,340 and negative $81,217 for the nine months ended September 30, 2019 and September 30, 2018, respectively. Gross loss as a percentage of total revenues was negative 266% and negative 373% for the same period ended September 30, 2019 and September 30, 2018, respectively. The negative gross profit was due to sunk cost and low revenue generated for the year ended September 30, 2019. The Company started bus advertising service business in October 2017 and started to generate revenue in October 2017. During year 2019, the Company entered into several agreements with more vendors and customers than during year 2018.

Our net loss for the nine months ended September 30, 2019 were $750,266, while for the nine months ended September 30, 2018 were $665,994. We attribute this increase due to high general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $547,879. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $714,929, compared to net cash used in operating activities of $671,113 for the nine months ended September 30, 2018. The cash used in operating activities was mainly for cost of revenue, general and administrative expenses and increased receivables from a customer.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $36,913, compared to net cash used in investing activities of $781 for the nine months ended September 30, 2018. The cash used in investing activities was mainly for the purchase of property, plant and equipment.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $521,921 resulted from advances from director and related parties. For the nine months ended September 30, 2018, net cash provided by finance activities was $674,458

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Capital expenditures for the nine months periods ended September 30, 2019 is $36,913, and $0 for nine months periods ended September 30, 2018.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

EZAGOO LIMITED
(Name of Registrant)

Date: November 10, 2019

	By:	/s/ Tan, Xiaohao
	Title:	President, Secretary, Treasurer, Director

