Form 10-K
period 2019-12-31
Ezagoo Ltd
filed 2020-04-14
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-1752372

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

(+86) 139 751 09168

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

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

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2020
Common Stock, $.0001 par value	119,956,826

Ezagoo Limited

FORM 10-K

For the Fiscal Year Ended December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Ezagoo” are references to Ezagoo Limited, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Business Overview

Ezagoo Limited, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on May 9, 2018.

Hunan Ezagoo Zhicheng Internet Technology Limited (“HEZL”) is the company through which we operate, and which shares our business plan to provide video advertising on buses. Prior to December 31, 2016, Hunan Ezagoo Zhicheng Internet Technology Limited (HEZL) was initially a startup stage company engaged in e-commerce, offering electronics products for sale such as, but not limited to, mobile phones, tablets and related accessories. Due to continued losses from their e-commerce business activities, and high competition in the industry, HEZL discontinued all e-commerce business activities and sold off any remaining inventories relating to such e-commerce activities. Following December 31, 2016, the Company adopted its current business plan.

At present, the Company operates within the Chinese digital advertising network through advertisements displayed on flat-panel audiovisual television displays located on the vast network of urban bus lines in Changsha City. On February 10, 2018, HEZL entered into an agreement with Changsha Zhongwang Bus Co., Ltd. (“CZB”) wherein CZB will provide HEZL with Seven Hundred Forty-Two (742) buses to display media advertising within the interior of the buses. This agreement will be valid until February 9, 2021 and HEZL shall pay CZB a rental fee of 800 Chinese Yuan per bus, for a total of One Million Seven Hundred Eighty Thousand Eight Hundred (1,780,800) Chinese Yuan as well as a semi-annual rental fee of Two Hundred Ninety Six Thousand Eighty Hundred (296,800) Chinese Yuan.

Our TV audio visual advertising network. displayed on the rented buses, provides an opportunity for brands to break through the advertising clutter and effectively reach a large audience of bus passengers. On October 1, 2017 Hunan Ezagoo Limited Co., Ltd. entered into an agreement with HEZL, in which HEZL will lease 3,000 LED screens from Hunan Ezagoo Limited Co., Ltd. This agreement will terminate on September 30, 2020. Per the terms of the agreement there is a rent-free period between October 1, 2017 and July 31, 2018. Subsequent to the rent-free period HZT will pay Hunan Ezagoo Limited Co., Ltd. Six Hundred Fifty (650) Chinese Yuan per screen as an annual fee. The first rental payment was due on or before August 31, 2018, and rent will be paid semi-annually from that point forward. HEZL will install these LED displays in the buses rented from CZB, and it is through these LED screens that advertisements will be displayed.

Through our special media portal (digital TV Screen advertising), we help connect sellers with buyers and ultimately reach their ideal target audiences. We anticipate a growing need for our services in Mainland China because of our ability to provide access to a wide range of consumers at cost effective prices. In today’s complex corporate landscape there is an increasing need for enterprises, in all industries, to maximize their performance and profitability while keeping costs low. We believe that our competitive fees, will provide us with a competitive advantage over our competitors and lead to increased demand for our services.

The Company’s primary business activity is to display advertisements for its clients on TV screens mounted on public buses that operate in Changsha City. At present the advertisements were displayed solely on 22-inch audiovisual screens that are mounted behind the bus driver’s seat, with speakers placed throughout the buses so that all passengers on the bus are able to both watch and hear advertisements. This placement of screens and speakers will ensure that all passengers inside the bus are subjected to advertisements of our clients throughout the full duration of their bus journey.

1600 screens in 800 buses run 10 hours daily while buses are traveling within Changsha City. To date, there are three main kinds of bus advertising promotion, consisting of the following:

●	A majority of advertisements are displayed on bus TV screen which are broadcast repeatedly approximately 20 times per day in a 15-minute cycle.

Bus advertisements are highly visible and are displayed daily while the buses travel along the same routes daily, offering advertisers massive impact and high frequency to targeted audiences. With 10 hours of uninterrupted TV audiovisual display, quality ready-made video commercials advertisements maximize the exposure of bus audiences during their daily journeys. The TV screen promotion of brand, products and services can be undertaken using a wide range of bus TV channels in several different bus lines while offering a chance to directly reach bus passengers living in different areas throughout the city. Additionally, through the bus’s background system, the TV display flashes upcoming bus-stop information along with various ads on the TV screens. This ensures that passengers often look at the screen to grasp information about the next stop while they are exposed to the brand messages and advertisements of our clients. This grants advertisers the assurance it is highly likely that their message will be seen by the consumers.

●	Some bus advertisements allow brands to directly target desirable passengers travelling along a specific bus route.

Certain advertisements may be of more interest to, and thus be considered more effective, when directed to specific consumer groups. Furthermore, due to the nature of the bus advertisements we offer we can place advertisements along certain bus routes, for example on a bus travelling from a residential location to a commercial hub. This allows advertisers to display their message in front of viewers who are more likely to have an interest in their products or services. This is a highly targeted and cost-effective way for brand clients to reach their ideal consumer groups. It is the belief of the company that this could produce higher consumer recall rate of ads than when those same ads are displayed randomly.

●	Bus TV screens can also set a time slot and allow the advertising content to be updated remotely over a WIFI connection.

We have the ability to plan campaigns and focus on consumers at specific times of the day by scheduling a time segment during which specific advertisements will play. This can also be further customized by selecting certain bus lines on which to display client advertisements. If appropriate, we could coordinate advertising campaigns so that only one, or perhaps several, commercial brands are placed on TV screens of each bus or specific bus line. This would allow these clients to guarantee their advertisement will be seen in a certain timeslot and physical location, granting them an advantage over potential competitors. Advertisements scheduled to run during commuter traffic, for example, could generate far more leads than at other, less congested, times of day. Our bus TV display background system enables access to independently monitor and adjust performance, frequency and playback times of advertisements daily on each bus. These TV screens can display a fully customized range of content such as ads, videos, promotional content, news, sports, etc. for passengers. Additionally, this system enables us to upload new advertisements anywhere and anytime with 3G/ 4G or Wi-Fi connection.

Standard Advertisement Pricing

Marketing Plan

We expect to increase our marketing efforts through our President’s personal networks and industry association channels which have not, at this point in time, been fully identified. Additionally, we intend to bolster our professional reputation and image by showcasing our knowledge and industry expertise via marketing campaigns through various forms of media. We have undefined plans to initially market our services through webinars, the creation of a wide variety of white papers, newsletters, books, and other information offerings. Furthermore, we plan to begin a social media campaign utilizing blogs, twitter, Facebook, and LinkedIn. A targeted campaign is intended to be made to focus on start-ups and small to mid-size companies in various industries.

Competition

We compete primarily with several different groups of competitors:

●	Advertising companies that operate public transport advertising companies, especially Bus line advertising networks, such as Bus Online Co. Ltd.

●	Out-of-home digital advertising networks beyond the Bus Line sector, such as Focus Media;

●	Other advertising media companies, such as Internet, street furniture displays, billboards, and with traditional advertising media, such as newspapers, television, magazines and radio, some of which may advertise on the Buses in which we have exclusive contract rights to operate digital TV screens.

The digital advertising industry our company operates in is extremely competitive and there are limited barriers to entry, thus new competitors frequently enter the market. We believe that existing and new competitors will continue to improve their services and introduce new services with competitive pricing and performance characteristics. In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to attract new customers, or maintain prices, which would likely reduce market share. Sales and overall profitability could be reduced in either case.

Future Plans

It is our goal to optimize the efficiency of city services and connect to residents by creating the largest bus TV advertising network in China. We aim to be a promoter and participator of a ‘smart city’ concept. At present, we solely focus on Changsha city, but in the future, we plan to allocate funds to integrate advertisement, digital TV devices and new communication technology regionally. At the same time, we plan to create a commercial APP for both our bus advertising clients and bus passengers. We anticipate that our company will install more than 10 thousand screens and expand into 300 cities throughout Mainland China in the next three to five years. However, we do not have distinct and detailed expansion plans as of this point in time. In the future, a full range of local and international brand advertisements are intended to be displayed on our bus TV digital screens and broadcast throughout large-scale regional bus networks.

However, without an appropriate budget and intensive research, plans referring to development, expansion, potential unidentified acquisitions and concrete timescales cannot be determined at present.

Employees

As of December 31, 2019, we have 42 employees comprised of our President Xiaohao Tan and Chief Financial Officer Xin Yang.

We do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans at present. However, we may adopt plans in the future.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could be decline and you may lose all or part of your investment.

Risks Related to our Business

We rely entirely on the operations of Hunan Ezagoo Zhicheng Internet Technology Limited. Any successes or failures of Hunan Ezagoo Zhicheng Internet Technology Limited will directly impact our financial condition and may cause your investment to be either positively or negatively impacted.

At present, we share the same business plan as, and rely entirely upon, Hunan Ezagoo Zhicheng Internet Technology Limited. Any successes or failures of Hunan Ezagoo Zhicheng Internet Technology Limited will directly impact our financial condition and may cause your investment to be either positively or negatively impacted. Hunan Ezagoo Zhicheng Internet Technology Limited is considered a variable interest entity through which we operate exclusively at this time and we have been deemed to currently be a direct beneficiary of Hunan Ezagoo Zhicheng Internet Technology Limited. As such, in the event that the business of operations of Hunan Ezagoo Zhicheng Internet Technology Limited were to fail, then our own business would, in turn, fail as well. We would be forced to either drastically alter our business strategy, or we would likely cease operations entirely, which could result in the whole or partial loss of any investments made in the company.

Competition from both large, established industry participants and new market entrants may negatively affect our current and future results of operations.

We face vigorous competition from companies throughout the world and in China specifically, including large multinational advertising companies. Some established competitors have greater resources and better accessibility than us, therefore they are able to adapt quicker to changes in customer requirements and reach customers easier from all over the globe. If we are unable to continue to compete effectively, it could have an adverse impact on our business, results of operations and financial condition.

If we do not manage our growth effectively, the quality of our solution or our relationships with our customers may suffer, and our operating results may be negatively affected.

We rely heavily on information technology, or IT, systems to manage critical functions such as advertising campaign management and operations, data storage and retrieval, revenue recognition, budgeting, forecasting, financial reporting and other administrative functions. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solution. If we do not adapt to meet these evolving growth challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The slow-down in the global economy and the reduced levels of international and domestic travel experienced since the beginning of January would affect our business adversely. The Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds, beyond those generated by this offering, to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours. These factors could result in declining revenue, or inability to grow our business.

Competition for our advertisers’ advertising budgets is intense. We also expect competition to increase as the barriers to enter our market are low. Increased competition may force us to charge less for our solution, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors include companies that offer demand-side platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage their own consumer data, traditional advertising networks and advertising agencies themselves.

We also rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers we may be unable to compete even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers.

Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solution, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

We have been dependent on TV display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have predominantly used our solution for TV display advertising, and the substantial majority of our revenue is derived from advertisers, that use our solution for TV display advertising. We expect that TV display advertising will continue to be a significant channel used by our customers. Recently, overall display advertising growth has been driven by mobile, social and video advertising. Should our customers lose confidence in the value or effectiveness of TV display advertising, the demand for our display solution could decline. In addition, our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, financial condition and results of operations.

Our growth depends, in part, on the success of our strategic relationships with advertisers, including ready access to hardware in key bus line to facilitate the delivery of our solution and reliable management of Internet traffic.

We anticipate that we will continue to depend on various advertisers’ relationships in order to grow our business. We continue to pursue additional relationships with advertisers. Identifying, negotiating and documenting relationships with them requires significant time and resources as does integrating advertisers’ data and services. Our agreements with providers of technology, computer hardware, display facilities, content and consulting services and real-time advertising exchanges are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services over ours or to otherwise prevent or reduce purchases of our solution. In addition, these advertisers may not perform as expected under our agreements with them, and we may have disagreements or disputes with advertisers, which could negatively affect our brand and reputation.

In particular, our continued growth depends on our ability to source computer hardware, including servers built to our specifications, and the ability to locate those servers and related hardware in co-location facilities in the most desirable bus line and time slot to facilitate the timely delivery of our services. Disruptions in the services provided at co-location facilities that we rely upon can degrade the level of services that we can provide, which could harm our business. We also rely on our integration with many advertisers’ technology providers to execute our business on a daily basis. We must efficiently direct a large amount of network traffic and each bid typically must take place. We rely on TV screens to direct display to our solution for efficient processing. If our TV screens experiences disruptions or performance problems, this could result in inefficient balancing of traffic across our servers as well as impairing or preventing audiences’ connectivity to our TV advertisings, which could harm our business.

We have historically relied, and expect to continue to rely, on our existing customers for a significant portion of our revenue. The loss of any of existing customers could significantly harm our business, financial condition and results of operations.

We expect that we will continue to depend upon our existing customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully attract or retain new or existing customers or if existing customers run fewer advertising campaigns with us, defer or cancel their insertion orders, or terminate their relationship with us altogether, whether through the actions of their agency representatives or otherwise, our business, financial condition and results of operations would be harmed.

Our sales and marketing efforts require significant investment, which may not yield returns in the foreseeable future, if at all.

We have invested significant resources in our research and development, sales and marketing teams to educate potential and prospective advertisers about the value of our solution. We often spend substantial time and resources explaining how our solution can optimize advertising campaigns in real time, and responding to requests for proposals from potential advertisers, including developing material specific to the needs of such potential advertisers. Our business depends in part upon advertisers’ confidence that represent those advertisers, that our use of real-time advertising exchanges to purchase inventory is superior to other methods of purchasing digital TV display advertising. We may not be successful in attracting new advertisers despite our investment in our business development, sales and marketing organizations.

If we do not effectively grow and train our sales team, we may be unable to add new customers or increase sales to our existing customers, and our business would be adversely affected.

We continue to be substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Our current sales team is primarily trained and experienced in selling to advertising agencies, which often control an advertiser’s budget. If more of our business shifts to direct relationships with brand advertisers, we may not have an adequately trained sales team to support that shift and to sell products effectively to those advertisers. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business would be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at YIJIAREN BUSINESS HOTEL NO. 168, TONG ZI PO XI LU, YUELU DISTRICT CHANGSHA, HUNAN 410205, CHINA

ITEM 3. LEGAL PROCEEDINGS

From time to time, we maybe involve in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Currently there are no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink under the trading symbol “EZOOF”.

Trading in stocks quoted on the OTC market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of December 31, 2019, we had 119,956,826 shares of our Common Stock par value, $.0001 issued and outstanding. There were 146 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Vstock Transfer, LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598 and telephone number is 212-828-8436.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Results of Operations

For the year ended December 31, 2019 compared with the year ended December 31, 2018

Revenue

The Company generated revenue of $200,380 for the year ended December 31, 2019 as compared to revenue of $68,553 for the year ended December 31, 2018. Related party revenue was $162,832 in 2019, whereas 2018 had 0 related party revenue. The revenue mainly represented the direct sales of bus advertising service to individuals and businesses. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 amounted to $847,069, including bad debt expense of $2,140, as compared to $953,561 for the year ended December 31, 2018, a decrease of $106,492. The expenses for the year ended December 31, 2019 were primarily consisted of payroll expense, rent expense, office expense, audit expense, and consulting expense. The decrease of $106,492 in general and administrative expense is due to decrease in meal and entertainment expense. We expect our general and administrative expense to increase as we expand our business.

Net Loss

The net loss for the year was $849,695 for the year ended December 31, 2019 as compared to $1,017,506 for the year ended December 31, 2018. The decrease of net loss mainly derived from the increase in revenue and decrease in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2019, we had working capital deficit of $853,110 consisting of cash and cash equivalents of $1,106,420 as compared to working capital deficit of $454,248 consisting of cash and cash equivalents of $795,618 respectively as of December 31, 2018.

Net cash used in operating activities for the year ended December 31, 2019 was $297,627 as compared to net cash used in operating activities of $1,034,735 for the year ended December 31, 2018. The cash used in operating activities was mainly for cost of revenue, general and administrative expenses and receivables from customers. The significant decrease of operating activities cash outflow dues to the increase of revenue and receipts in advance.

Net cash used in investing activities for the year ended December 31, 2019 and 2018 was $37,464 and $731, respectively. The net cash used in investing activities for the year ended December 31, 2019 were mainly related to purchase of property, plant and equipment.

Net cash provided by financing activities for the year ended December 31, 2019 was $650,204 as compared to $1,782,283 for the year ended December 31, 2018. The net cash provided by financing activities for the year ended December 31, 2019 were mainly attributed from proceeds of IPO stock issuance.

The revenues, if any, generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue mainly from providing advertising services (“service revenue”).

Cost of revenue

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees and internet data fees.

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended December 31, 2019 and period ended December 31, 2018. The Company conducts major businesses in Mainland China and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Translation of amounts from HK$ into US$1 and from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended December 31,
	2019	2018
Period-end CNY: US$1 exchange rate	6.97	6.89
Period-average CNY: US$1 exchange rate	7.01	6.63
Period-end HK$: US$1 exchange rate	7.75	7.80
Period-average HK$: US$1 exchange rate	7.75	7.80

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $76,255, lease liabilities for operating leases of $85,039, and $5,629 adjustment to accumulated deficit as of December 31, 2019. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

Risks and uncertainties

Substantially all the Company’s services are conducted in Changsha City, China. The Company’s operations are subject to adverse impact of the coronavirus outbreak. The lock-down of the whole China in February 2019 severely reduced our revenue generated from bus advertising business. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

Going Concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2019, the Company suffered an accumulated deficit of $2,141,210 and net loss of $847,555. The continuation of the Company as a going concern through December 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2019.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Xiaohao Tan	49	Chief Executive Officer, President, Treasurer, Director
Xin Yang	43	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Xiaohao Tan – Chief Executive Officer, President, Secretary, Treasurer, Director

Xiaohao Tan earned his Masters degree in Business Administration (MBA) from Hunan Business College in 2003. From 1999 to 2000, Mr. Tan worked at China Pacific Insurance (Group) Co., Ltd. as a marketing officer and shortly thereafter, was promoted to senior manager. His major responsibilities were to manage clients’ portfolios, maintain customer relationships, design and implement effective marketing strategies to sell new insurance contracts or adjust existing, contact potential clients and then build up a team, lead the team to implement a plan and achieve team goals etc. In 2001 Mr. Tan founded Hunan Homestead Asset Management Co., Ltd. (formerly known as Changsha City Leaders Trading Co. Ltd.). Since then, Mr. Tan has been serving as the Chairman and General Manager of this company and his major responsibilities have included, but have not been limited to obtaining profit contributions by managing staff, and establishing and accomplishing business objectives. In 2010, Mr. Tan founded Hunan Ezagoo Shopping Co. Ltd. and continues to serve as the President, CEO, Secretary, Treasurer, and Director. In August of 2014, Mr. Tan founded “Hunan Ezagoo Zhicheng Internet Technology Limited,” a Company operating out of Changsha, China. Mr. Tan serves as the President, Secretary, Treasurer and Director of Hunan Ezagoo Zhicheng Internet Technology Limited.

Mr. Tan has received several awards which include “Best E-Commerce Innovation Model Award”, “China’s Outstanding Entrepreneurs of Good Faith”, “2012 China E-Commerce Most Investment Value Award”, “2015 China Advertising Great Wall Awards”, “Enterprise Credit AAA Grade Enterprise” in 2017 and “Brand Reputation AAA Grade Enterprise” in 2017.

Due to Mr. Tan’s over 18 years of experience in top management of various businesses, in May of 2018, the Board of Directors elected to appoint him to the positions of CEO, President, Secretary, Treasurer and Chairman of Board of Directors of Ezagoo Limited.

Xin Yang - Chief Financial Officer

Mr. Yang obtained a bachelor’s degree in accounting from Central South University in 1998. Then, in 2006, he obtained a mid-level accountant certificate, in China.

From 1998 to 2005, he served as an accountant at Hunan Schlumberger Equipment Co., Ltd. and was subsequently promoted to Accounting Manager. His major responsibilities were providing financial information to management by researching and analyzing data, and preparing financial reports. Then, from 2005 to 2006, he joined Changsha Qixi Computer Co., Ltd. and served as accounting Manager. He was responsible for managing and overseeing daily operations of the accounting department, monitoring and analyzing accounting data and producing financial reports or statements. Subsequently, Mr Yang joined Li & Fung Limited from June 2006 to December 2009 and Hunan Hanlian Machinery Equipment Co., Ltd. from January 2010 to May 2016. At those two companies, he, as a financial manager, was responsible for the corporate finance of those companies. Specifically, he produced financial reports, direct investment activities, and developed strategies and plans for the long-term financial goals of those companies. Since June 2016, he has joined Hunan Ezagoo Zhicheng Internet Technology Limited and now serves as the Chief Financial Officer (CFO) of the Company. Mr. Yang’s primary responsibilities are to manage the company’s finances, including financial planning, financial projections and accounting services, management of financial risks, and develop strategies and financial growth plans for the long-term financial goals of the company.

Due to Mr. Yang’s status as a qualified expert in finances and his academic background, along with his 20 years of professional working experience, the Board of Directors has determined it best to appoint him to the position of Chief Financial Officer of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit committee financial expert means a person who has the following attributes:

1.	An understanding of generally accepted accounting principles and financial statements;

2.	Experience applying such generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves that are generally comparable to the estimates, accruals and reserves, if any, used in the registrant’s financial statements;

3.	Experience preparing or auditing financial statements that present accounting issues that are generally comparable to those raised by the registrant’s financial statements;

4.	Experience with internal controls and procedures for financial reporting; and

5.	An understanding of audit committee functions.

Currently, our Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors because given the early stage of our business development, it is costly to retain an independent Director who qualify as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to our Company’s Board of Directors the engagement of an independent registered public accounting firm to audit our Company’s financial statements and to review our Company’s accounting and auditing principles.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2019.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2019, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohao Tan, Chief Executive Officer, President, Director (1)	For the year ended December 31, 2019	-							-
	For the year ended December 31, 2018	-	-	-	-	-	-	-	-

Xin Yang, Chief Financial Officer, Director (2)	For the year ended December 31, 2019	15,472							15,472
	For the year ended December 31, 2018	-	-	-	-	-	-	-	-

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our Directors and executive officers may receive stock options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2019, the Company has 119,956,826 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Xiaohao Tan (i), (ii), (iii)	90,050,500	75%

Common Stock	Xin Yang (iii)	0	0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2019 (119,956,826 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 119,956,826 as of December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On May 9, 2018, our President, Xiaohao Tan, purchased 90,050,500 shares of restricted common stock at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $9,005, have gone directly to the Company for initial working capital.

On June 30, 2018 Qianwen Zhang and Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP purchased 3,591,000 and 1,358,500 shares of restricted common stock respectively at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $495, have gone directly to the Company for initial working capital.

In regards to all of the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of the stock since the sale of the stock were made to non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Ezagoo Limited, a Nevada Company, acquired Ezagoo Holding Limited, a Seychelles Company, on June 25, 2018 in consideration of $1 (USD). Ezagoo Holding Limited is now a wholly owned subsidiary of the Company.

On June 6, 2018 Ezagoo Holding Limited, a Seychelles Company, acquired Ezagoo Limited, a Hong Kong Company, in consideration of HK$1 (Hong Kong Dollar).

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of one member, Xiaohao Tan, who do not qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended December 31, 2019	For the year ended December 31, 2018

Audit fees	$43,500	$34,300
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$43,500	$34,300

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of EZAGOO LIMITED and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.3 (File No. 333-228681) on May 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO LIMITED
(Name of Registrant)

Date: April 14, 2020	By:	/s/ Tan, Xiaohao
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

Date: April 14, 2020	By:	/s/ Yang, Xin
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Ezagoo Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ezagoo Limited and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2018

Diamond Bar, California

April 14, 2020

EZAGOO LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,106,420	$795,618
Account receivables, net	-	47,916
Deposits paid, prepayments and other receivables	31,310	58,596
Account receivables, related parties	63,444	-

Total current assets	1,201,174	902,130

NON-CURRENT ASSETS
Property, plant and equipment, net	31,818	650
Operating lease right-of-use assets	49,455	-

TOTAL ASSETS	$1,282,447	$902,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	14,254	10,160
Amount due to related parties	1,466,120	1,178,996
Accrued expenses, other payables and deposits received	490,050	58,198
Due to directors	23,127	109,024
Operating lease liabilities, current	55,083	-
Income tax payable	5,650	-
Total current liabilities	2,054,284	1,356,378

TOTAL LIABILITIES	2,054,284	1,356,378

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 and 95,000,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018 respectively	11,996	9,500
Additional paid-in capital	1,308,646	774,007
Accumulated other comprehensive gain/loss	56,500	56,550
Accumulated deficit	(2,148,979)	(1,293,655)

TOTAL STOCKHOLDERS’ DEFICIT	(771,837)	(453,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,282,447	$902,780

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended December 31,
	2019		2018
REVENUE	$		$
- Related party		162,832		-
- Non-related party		37,548		68,553

COST OF REVENUE		(163,308)		(138,163)

GROSS PROFIT		37,072		(69,610)

OTHER INCOME		59		6,405

GENERAL AND ADMINISTRATIVE EXPENSES		(847,069)		(953,561)

LOSS FROM OPERATIONS		(809,938)		(1,016,766)

INTEREST EXPENSE		(39,757)		(736)

LOSS BEFORE INCOME TAX		(849,695)		(1,017,502)

INCOME TAXES EXPENSE		-		(4)

NET LOSS		$(849,695)		$(1,017,506)

Other comprehensive income:
- Foreign exchange adjustment gain/(loss)		(50)		50,407
COMPREHENSIVE LOSS		$(849,745)		$(967,099)

Net loss per share - Basic and diluted		(0.01)		$(0.02)

Weighted average number of common shares outstanding – Basic and diluted		110,384,345		60,979,798

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDER’ DEFICIT

Balance as of January 1, 2018	-	$-	$39,368	$6,143	$(276,149)	$(230,638)
Founder’s shares issuance	95,000,000	9,500		-	-	9,500
Additional paid in capital			734,639	-	-	734,639
Accumulated other comprehensive income/loss				50,407		50,407
Net Loss	-	-	-	-	(1,017,506)	(1,017,506)
Balance as of December 31, 2018	95,000,000	9,500	774,007	56,550	(1,293,655)	(453,598)
Common stock issued	24,956,826	2,496	496,641	-	-	499,137
Additional paid in capital			37,998	-	-	37,998
Net Loss	-	-	-		(849,695)	(849,695)
Cumulative effect of adoption of new accounting principle					(5,629)	(5,629)
Accumulated other comprehensive income/loss				(50)		(50)
Balance as of December 31, 2019	119,956,826	11,996	1,308,646	56,500	(2,148,979)	(771,837)

See accompanying notes to consolidated financial statements

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”)

(Audited)

	For the year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(849,695)	$(1,017,506)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense	37,998	-
Depreciation	6,484	440
Bad debt expense	2,140	-
Changes in operating assets and liabilities:	-	-
Accounts receivables	44,954	(47,916)
Prepayments, deposits and other receivables	26,475	(27,780)
Accounts payable	4,180	10,160
Operating lease ROU assets	49,147	-
Operating lease liabilities	(54,741)	-
Receipts in advance	473,947	-
Income tax payable	5,611	4
Other payables and accrued liabilities	(44,127)	47,863

Net cash used in operating activities	(297,627)	(1,034,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(37,464)	(731)

Net cash used in investing activities	(37,464)	(731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	499,137	745,853
Advances from related parties	235,291	1,036,755
Advances from/(payment to) directors	(84,224)	(325)

Net cash provided by financing activities	650,204	1,782,283

Effect of exchange rate changes on cash and cash equivalents	(4,311)	38,189

Net change in cash and cash equivalents	310,802	785,006
Cash and cash equivalents, beginning of year	795,618	10,612

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,106,420	$795,618

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

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

On July 31, 2018 Xin Yang was appointed Chief Financial Officer of the Company.

EZAGOO LIMITED and its subsidiaries are hereinafter referred to as the “Company”.

2. GOING CONCERN UNCERTAINTIES

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

As of December 31, 2019, the Company suffered an accumulated deficit of $2,141,210 and net loss of $847,555. The continuation of the Company as a going concern through December 31, 2019 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

●	Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

●	Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue mainly from providing advertising services (“service revenue”).

●	Cost of revenues

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees and internet data fees.

●	Income taxes

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

The Company conducts much of its businesses activities in Mainland China and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended December 31,
	2019	2018
Period-end CNY: US$1 exchange rate	6.97	6.89
Period-average CNY: US$1 exchange rate	7.01	6.63
Period-end HK$: US$1 exchange rate	7.75	7.80
Period-average HK$: US$1 exchange rate	7.75	7.80

●	Related parties

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, subscription receivables, prepayment and deposits, accounts payable, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $76,255, lease liabilities for operating leases of $85,039, and $5,629 adjustment to accumulated deficit as of December 31, 2019. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. PROPERTY, PLANT AND EQUIPMENT

	As of
	December 31, 2019	December 31, 2018
Office equipment	$40,977	$3,315
Less: Accumulated depreciation	(9,159)	(2,665)
Property, plant and equipment, net	$31,318	$650

Depreciation expense, classified as operating expenses, was $9,159 and $650 for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

5. ACCOUNT RECEIVABLES, NET

As of December 31, 2019, and December 31, 2018, our account receivables are $0 and $47,916, respectively. Account receivables allowance is $2,140 as of December 31, 2019 and December 31, 2018.

6. ACCOUNT RECEIVABLES-RELATED PARTY

As of December 31, 2019, and December 31, 2018, account receivables from related party are $63,444 and $0. We expect to collect all receivables from related party by the end of second quarter in 2020.

7. PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at December 31, 2019 and December 31, 2018:

	As of
	December 31, 2019	December 31, 2018
Prepaid expenses	$31,310	$38,622
Other receivables	-	5,689
Total prepaid expenses and other receivables	$31,310	$44,311

As of December 31, 2018, the balance $44,311 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables. As of December 31, 2019, the balance $31,310 represented outstanding prepaid expenses which included social security fee, bus monitors maintenance fee, and management fee.

8. ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	December 31, 2019	December 31, 2018
Account payables	$14,254	$10,160

Total	$14,254	$10,160

The account payables balance of $14,254 includes payables to vendors for bus screen terminal platform fee. It was expected to be paid in the second quarter in 2020.

9. ACCRUED EXPENSES, OTHER PAYABLES AND DEPOSITS RECEIVED

Other payables consisted of the following at December 31, 2019 and December 31, 2018:

	2019	2018
Other payables	$9,411	$19,519
Accrued payroll and benefits	3,728	12,030
Deposits received from customers	476,911	26,649
Total other payables and accrued liabilities	$490,050	$58,198

Other payables include accrued social security fee and housing fund, bus screen repair fee, accrued property management fee and employee payables. Deposits received from customers are advertisement service fee paid by customers.

10. DUE TO RELATED PARTIES

	As of
	December 31, 2019	December 31, 2018
Amount due to related party B	$213,735	$216,116
Amount due to related party C	23,137	23,395
Amount due to related party D	15,789	15,965
Amount due to related party E	122,774	123,901
Amount due to related party F	716,113	436,718
Amount due to related party G	261,582	263,542
Amount due to related party H	33,692	34,067
Amount due to related party I	1,473	1,431
Amount due to related party J	21,531	21,771
Amount due to related party K	41,626	42,090
Amount due to related party L	$14,668	-
Total	1,466,120	1,178,996

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the years ended ended December 31, 2019 and the years ended December 31, 2018, related party B advanced $213,735 and $216,116 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the years ended ended December 31, 2019 and the years ended December 31, 2018, related party C advanced $23,137 and $23,395 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. For the years ended ended December 31, 2019 and the years ended December 31, 2018, related party D advanced $15,789 and $15,965 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the years ended December 31, 2019 and the years ended December 31, 2018, related party E advanced $122,774 and $123,901 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. For the years ended December 31, 2019 and the years ended December 31, 2018, related party F advanced $716,113 and $436,718 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the years ended December 31, 2019 and the years ended December 31, 2018, related party G advanced $261,582 and $263,542 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the years ended December 31, 2019 and the years ended December 31, 2018, related party H advanced $33,691 and $34,067 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the years ended December 31, 2019 Ezagoo Limited advanced $1,473 to related party I, and the years ended December 31, 2018 related party I advanced $1,431 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the years ended December 31, 2019 and the years ended December 31, 2018 related party J advanced $21,531 and $21,771 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the years ended December 31, 2019 and the years ended December 31, 2018 related party K advanced $41,626 and $42,090 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R(HongKong) Industry Development Group Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 100% of Ezagoo B&R(HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the year ended December 31, 2019 and the years ended December 31, 2018 related party L advanced $14,668 and $0 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. DUE TO DIRECTOR

For the years ended December 31, 2019 and the years ended December 31, 2018, a director of the Company advanced $23,127 and $109,024 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

12. INCOME TAXES

For the years ended December 31, 2019 and December 31, 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018

Tax jurisdictions from:
- Local	$(21,841)	$(19,864)
- Foreign, representing
Seychelles	-	-
Hong Kong	(23,442)	-
China (CETL)	63	(17)
China	(2,103,759)	(997,655)

Income/(loss) before income tax	$(2,148,979)	$(1,017,502)

The provision for income taxes consisted of the following:

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018
Current:
- Local	$-	$-
- Foreign (China)	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America and the tax rate is 21%. As of December 2019, the operations in the United States of America incurred $21,841 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $0 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Seychelles

Under the current laws of the Seychelles, Ezagoo Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

Ezagoo (HK) Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

People’s Republic of China

Changsha Ezagoo Technology Limited and Hunan Ezagoo Zhicheng Internet Technology Limited are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

	As of	As of
	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards
– United States of America	$4,587	4,172
– Hong Kong	3,868	-
– The PRC (CETL)	(16)	(3)
– The PRC	525,939	318,451

Less: valuation allowance	(534,378)	(322,620)
Deferred tax assets	$-	$-

13. CONCENTRATIONS OF RISK

(a) Major customers

For the year ended December 31, 2019, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	As of December 31, 2019		As of December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$86,158	41%	$-
Customer B	52,209	25%	-
Customer C	34,235	16%	-
Customer D	22,681	11%	-
Total:	$195,283	93%	$-

Customer A, B and C are related parties G, Kuaile Motors Camping Site Investment Development Limited, Related party H Hunan Yijiaren Hotel Limited and related party E Changsha Kexibeier E-commerce Limited respectively.

For the year ended December 31, 2018, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	As of December 31, 2018		As of December 31, 2018
	Revenues	Percentage of revenues	Accounts receivable
Customer E	$9,605	13%	-
Customer F	47,656	70%	$47,656
Customer G	7,485	11%	-
Total:	$64,746	94%	$47,656

(b) Major vendors

For the year ended December 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	As of December 31, 2019		As of December 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$10,180	10%	-
Vendor B	38,017	25%	-
Vendor C	51,353	34%	12,918
Vendor D	24,028	16%	3,345
Total:	$83,400	85%	16,263

For the year ended December 31, 2018, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	As of December 31, 2018		As of December 31, 2018
	Purchases	Percentage of purchases	Accounts payable
Vendor C	$69,927	51%	16,096
Vendor D	$35,294	26%	23,530
Total:	$105,221	77%	39,626

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

The related party transactions are generally transacted in an arm-length basis at the current market value in the normal course of business.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. OPERATING LEASE

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For the year ended December 31, 2019, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

As of December 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$54,922

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2019	$61,406
Weighted average remaining lease term – operating leases (in years)	0.92
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$49,455
Total operating lease assets	$49,455

Short-term operating lease liabilities	$55,083
Total operating lease liabilities	$55,083

Maturities of the Company’s lease liabilities are as follows:

Year ending December 31,	Operating Lease
2020	56,289
Total lease payments	56,289
Less: Imputed interest/present value discount	(1,205)
Present value of lease liabilities	55,083

Lease expenses were $54,922 and $0 during the year ended December 31, 2019 and 2018, respectively.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. COMMON STOCK

On May 9, 2018, our President, Tan Xiaohao, purchased 90,050,500 shares of restricted common stock at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $9,005, have gone directly to the Company for initial working capital.

On June 30, 2018 Zhang Qianwen and Greenpro Asia Strategic SPC- Greenpro Asia Strategic Fund SP purchased 3,591,000 and 1,358,500 shares of restricted common stock respectively at a purchase price of $0.0001 (par value) per share. The proceeds from the sale, which were in the amount of $495, have gone directly to the Company for initial working capital.

As of December 31, 2018, the Company has 95,000,000 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

During the year ended 2019, the Company sold 24,956,826 shares of the Company’s common stock in IPO stage to the public for $499,137, including $496,641 accounted for additional paid-in capital. The transaction was structured as a capital stock subscription.

As of December 31, 2019, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

16. ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of December 31, 2019, the Company has a total additional paid-in capital - capital contribution balance of $1,308,646. It includes $725,690 capital contribution from related party J and $8,949 for service contracts where the performance obligation is not able to recognize, capital contribution is recorded for any payments received in 2018 and $39,368 capital contribution as the performance obligation is not able to recognize in 2017.

During the year ended December 31, 2019, related party imputed interest of $37,998 and IPO share issuance capital contribution $496, 641 included in additional paid-in capital account.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited.

17. SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of the COVID-19 outbreak and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The COVID-19 outbreak has already impacted our business, given the fact that customers postponing the bus advertisements display period due to the lockdown of country and reduce use of public transportation. However, the full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the year ended December 31, 2020.

From January 1, 2020 to April 14, 2020, the company paid $231,098 of related party payables to related party F Hunan Homestead Asset Management Co. Ltd.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the year ending December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

30

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

You should carefully consider the risks described below and elsewhere in this Annual Report, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our common stock could be decline and you may lose all or part of your investment.

Risks Related to our Business

We rely entirely on the operations of Hunan Ezagoo Zhicheng Internet Technology Limited. Any successes or failures of Hunan Ezagoo Zhicheng Internet Technology Limited will directly impact our financial condition and may cause your investment to be either positively or negatively impacted.

At present, we share the same business plan as, and rely entirely upon, Hunan Ezagoo Zhicheng Internet Technology Limited. Any successes or failures of Hunan Ezagoo Zhicheng Internet Technology Limited will directly impact our financial condition and may cause your investment to be either positively or negatively impacted. Hunan Ezagoo Zhicheng Internet Technology Limited is considered a variable interest entity through which we operate exclusively at this time and we have been deemed to currently be a direct beneficiary of Hunan Ezagoo Zhicheng Internet Technology Limited. As such, in the event that the business of operations of Hunan Ezagoo Zhicheng Internet Technology Limited were to fail, then our own business would, in turn, fail as well. We would be forced to either drastically alter our business strategy, or we would likely cease operations entirely, which could result in the whole or partial loss of any investments made in the company.

Competition from both large, established industry participants and new market entrants may negatively affect our current and future results of operations.

We face vigorous competition from companies throughout the world and in China specifically, including large multinational advertising companies. Some established competitors have greater resources and better accessibility than us, therefore they are able to adapt quicker to changes in customer requirements and reach customers easier from all over the globe. If we are unable to continue to compete effectively, it could have an adverse impact on our business, results of operations and financial condition.

If we do not manage our growth effectively, the quality of our solution or our relationships with our customers may suffer, and our operating results may be negatively affected.

We rely heavily on information technology, or IT, systems to manage critical functions such as advertising campaign management and operations, data storage and retrieval, revenue recognition, budgeting, forecasting, financial reporting and other administrative functions. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solution. If we do not adapt to meet these evolving growth challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.

31

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. The slow-down in the global economy and the reduced levels of international and domestic travel experienced since the beginning of January would affect our business adversely. The Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds, beyond those generated by this offering, to respond to business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business could be adversely affected.

We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours. These factors could result in declining revenue, or inability to grow our business.

Competition for our advertisers’ advertising budgets is intense. We also expect competition to increase as the barriers to enter our market are low. Increased competition may force us to charge less for our solution, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors include companies that offer demand-side platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage their own consumer data, traditional advertising networks and advertising agencies themselves.

We also rely predominately on advertising agencies to purchase our solution on behalf of advertisers, and certain of those agencies or agency holding companies are creating competitive solutions, referred to as agency trading desks. If these agency trading desks are successful in leveraging their relationships with the advertisers we may be unable to compete even if our solution is more effective. Many agencies that we work with are also owned by large agency holding companies. For various reasons related to the agencies’ own priorities or those of their holding companies, they may not recommend our solution, even though it may be more effective, and we may not have the opportunity to demonstrate our value to advertisers.

Many current and potential competitors have competitive advantages relative to us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising inventory on premium websites and significantly greater financial, technical, sales and marketing resources. Increased competition may result in reduced pricing for our solution, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

We have been dependent on TV display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have predominantly used our solution for TV display advertising, and the substantial majority of our revenue is derived from advertisers, that use our solution for TV display advertising. We expect that TV display advertising will continue to be a significant channel used by our customers. Recently, overall display advertising growth has been driven by mobile, social and video advertising. Should our customers lose confidence in the value or effectiveness of TV display advertising, the demand for our display solution could decline. In addition, our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, financial condition and results of operations.

32

Our growth depends, in part, on the success of our strategic relationships with advertisers, including ready access to hardware in key bus line to facilitate the delivery of our solution and reliable management of Internet traffic.

We anticipate that we will continue to depend on various advertisers’ relationships in order to grow our business. We continue to pursue additional relationships with advertisers. Identifying, negotiating and documenting relationships with them requires significant time and resources as does integrating advertisers’ data and services. Our agreements with providers of technology, computer hardware, display facilities, content and consulting services and real-time advertising exchanges are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and do not typically have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services over ours or to otherwise prevent or reduce purchases of our solution. In addition, these advertisers may not perform as expected under our agreements with them, and we may have disagreements or disputes with advertisers, which could negatively affect our brand and reputation.

In particular, our continued growth depends on our ability to source computer hardware, including servers built to our specifications, and the ability to locate those servers and related hardware in co-location facilities in the most desirable bus line and time slot to facilitate the timely delivery of our services. Disruptions in the services provided at co-location facilities that we rely upon can degrade the level of services that we can provide, which could harm our business. We also rely on our integration with many advertisers’ technology providers to execute our business on a daily basis. We must efficiently direct a large amount of network traffic and each bid typically must take place. We rely on TV screens to direct display to our solution for efficient processing. If our TV screens experiences disruptions or performance problems, this could result in inefficient balancing of traffic across our servers as well as impairing or preventing audiences’ connectivity to our TV advertisings, which could harm our business.

We have historically relied, and expect to continue to rely, on our existing customers for a significant portion of our revenue. The loss of any of existing customers could significantly harm our business, financial condition and results of operations.

We expect that we will continue to depend upon our existing customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully attract or retain new or existing customers or if existing customers run fewer advertising campaigns with us, defer or cancel their insertion orders, or terminate their relationship with us altogether, whether through the actions of their agency representatives or otherwise, our business, financial condition and results of operations would be harmed.

Our sales and marketing efforts require significant investment, which may not yield returns in the foreseeable future, if at all.

We have invested significant resources in our research and development, sales and marketing teams to educate potential and prospective advertisers about the value of our solution. We often spend substantial time and resources explaining how our solution can optimize advertising campaigns in real time, and responding to requests for proposals from potential advertisers, including developing material specific to the needs of such potential advertisers. Our business depends in part upon advertisers’ confidence that represent those advertisers, that our use of real-time advertising exchanges to purchase inventory is superior to other methods of purchasing digital TV display advertising. We may not be successful in attracting new advertisers despite our investment in our business development, sales and marketing organizations.

If we do not effectively grow and train our sales team, we may be unable to add new customers or increase sales to our existing customers, and our business would be adversely affected.

We continue to be substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Our current sales team is primarily trained and experienced in selling to advertising agencies, which often control an advertiser’s budget. If more of our business shifts to direct relationships with brand advertisers, we may not have an adequately trained sales team to support that shift and to sell products effectively to those advertisers. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

33