Form 10-Q
period 2020-03-31
Ezagoo Ltd
filed 2020-06-15
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2020
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF March 31, 2020, AND December 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	606,174	1,106,420
Deposits paid, prepayments and other receivables	11,243	31,310
Account receivables, related parties	25,847	63,444
Total current assets	643,264	1,201,174

NON-CURRENT ASSETS
Plant and equipment, net	28,930	31,818
Operating lease right-of-use assets	35,605	49,455
TOTAL ASSETS	$707,799	$1,282,447
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	30,029	14,254
Amount due to related parties	1,063,142	1,466,120
Accrued expenses, other payables and deposits received	509,840	490,050
Due to a director	22,838	23,127
Operating lease liabilities, current portion	39,633	55,083
Income tax payable	-	5,650
Total current liabilities	1,665,482	2,054,284

TOTAL LIABILITIES	$1,665,482	$2,054,284

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	11,996	11,996
Additional paid-in capital	1,308,646	1,308,646
Accumulated other comprehensive income	81,046	56,500
Accumulated deficit	(2,359,371)	(2,148,979)

TOTAL STOCKHOLDERS’ DEFICIT	(957,683)	(771,837)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$707,799	$1,282,447

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months Ended March 31
	2020	2019

REVENUES	$5,318	$27,716
Cost of revenues	(33,577)	(50,958)
Gross loss	(28,259)	(23,242)

OPERATING EXPENSES	(165,497)	(169,862)
PROFIT/(LOSS) FROM OPERATIONS	(193,756)	(182,478)
Other income (expense):
Interest income	-	413
Interest expense	(16,636)	-
Total other income (expense)	(16,636)	413
Net profit/(loss) from operations	(210,392)	(192,691)
Income tax expense
Net profit/(loss)	$(210,392)	$(192,691)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	-	(13,576)
COMPREHENSIVE LOSS	$(210,392)	$(206,267)
Net loss per share- Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of shares outstanding	119,956,826	67,709,068

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended March 31, 2020

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2020 (audited)	119,956,826	11,996	1,308,646	(2,148,979)	56,500	$(771,837)
Net loss	-	-	-	(210,392)	-	(210,392)
Other comprehensive loss	-	-	-	-	24,546	24,546
Balance as of March 31, 2020 (unaudited)	119,956,826	11,996	1,308,646	(2,359,371)	81,046	(957,683)

For the three months ended March 31, 2019

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2019 (audited)	95,000,000	9,500	774,007	(1,293,655)	56,550	$(453,598)
Cumulative effect of adoption of new accounting principle	-	-	-	(10,626)	-	(10,626)
Net loss	-	-	-	(192,691)	-	(192,691)
Other comprehensive loss	-	-	-	-	(13,576)	(13,576)
Balance as of March 31, 2019 (unaudited)	95,000,000	9,500	774,007	(1,496,972)	42,974	(670,491)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(210,392)	$(192,691)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,412	62
Operating lease expense	-	14,260
Changes in operating assets and liabilities:
Accounts receivable	-	25,329
Prepayments, deposits and other receivables	19,847	(777)
Operating lease ROU assets	(13,246)	-
Operating lease liabilities	14,778	(15,844)
Accounts payable	16,232	22,939
Amount due to a related company	38,539	-
Income tax payable	(5,639)	-
Other payables and accrued liabilities	33,315	35
Net cash used in operating activities	(104,154)	(146,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to)/Advances from related parties	(386,616)	1,185
Repayment to a director	(5,318)	(53,222)
Net cash used in financing activities	(391,934)	(52,037)

Effect of exchange rate changes on cash and cash equivalents	(4,158)	21,179

Net change in cash and cash equivalents	(500,246)	(177,545)
Cash and cash equivalents, beginning of period	1,106,420	795,618
CASH AND CASH EQUIVALENTS, END OF PERIOD	$606,174	$618,073
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

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

In the opinion of management, the consolidated balance sheet as of March 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company suffered an accumulated deficit of $2,359,371 and continuously incurred a net operating loss of $210,392 for the three months ended March 31, 2020. The continuation of the Company as a going concern through December 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended March 31, 2020. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. During the period ended March 31, 2020, related parties imputed interest of $16,149.

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2020	2019
Period-end CNY: US$1 exchange rate	7.08	6.71
Period-average CNY: US$1 exchange rate	6.98	6.75
Period-end HK$: US$1 exchange rate	7.75	7.85
Period-average HK$: US$1 exchange rate	7.77	7.85

●	Related parties

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $91,694, lease liabilities for operating leases of $102,320, and $10,626 adjustment to accumulated deficit. See Note 13 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Office equipment	$40,321	$40,977
Accumulated depreciation	(11,391)	(9,159)
Property and equipment, net	$28,930	$31,318

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense, classified as operating expenses, was $2,412 and $62 for the three months ended March 31, 2020 and March 31, 2019, respectively.

Accumulated depreciation for the years ended December 31, 2019 and three months ended March 31, 2020 were $9,159 and $11,391, respectively.

NOTE 6 - ACCOUNT RECEIVABLES-RELATED PARTY

As of March 31, 2020, and December 31, 2019, account receivables from related party are $25,847 and $63,444. We expect to collect all receivables from related party by the end of second quarter in 2020.

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at March 31,2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Prepaid expenses	$11,243	$31,310
Total prepaid expenses and other receivables	$11,243	$31,310

As of December 31, 2019, the balance $31,310 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

As of March 31, 2020, the balance $11,243 represented an outstanding prepaid expenses and other receivables which included social security fee and management fee and employee receivables.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 8 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Account payables	$30,029	$14,254

Total	$30,029	$14,254

The account payables balance of $30,029 includes payables to vendors for bus screen terminal platform fee and bus screen terminal maintenance fee. It was expected to be paid in the second quarter in 2020.

NOTE 9 – ACCRUED EXPENSES, OTHER PAYABLES AND DEPOSITS RECEIVED

Other payables consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Other payables	6,543	9,411
Accrued payroll and benefits	3,668	3,728
Deposits received from customers	$499,629	$476,911

Total	$509,840	$490,050

Other payables include accrued social security fee and housing fund, bus screen repair fee, accrued property management fee and employee payables. Deposits received from customers are advertisement service fee paid by customers.

NOTE 10 - DUE TO RELATED PARTIES

	As of
	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Amount due to related party B	210,317	213,735
Amount due to related party C	22,767	23,137
Amount due to related party D	15,537	15,789
Amount due to related party E	120,810	122,774
Amount due to related party F	324,716	716,113
Amount due to related party G	257,399	261,582
Amount due to related party H	33,152	33,692
Amount due to related party I	1,630	1,473
Amount due to related party J	21,186	21,531
Amount due to related party K	40,960	41,626
Amount due to related party L	14,668	14,668
Total	$1,063,142	$1,466,120

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the three months ended March 31, 2020 and the years ended December 31, 2019, related party B advanced $210,317 and $213,735 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the three months ended March 31,2020 and the years ended December 31, 2019, related party C advanced $22,767 and $23,137 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. For the three months ended March 31,2020 and the years ended December 31, 2019, related party D advanced $15,537 and $15,789 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the three months ended March 31,2020 and the years ended December 31, 2019, related party E advanced $120,810 and $122,774 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. For the three months ended March 31,2020 and the years ended December 31, 2019, related party F advanced $324,716 and $716,113 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the three months ended March 31,2020 and the years ended December 31, 2019, related party G advanced $257,399 and $261,582 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the three months ended March 31,2020 and the years ended December 31, 2019, related party H advanced $33,152 and $33,692 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the three months ended March 31,2020 and the years ended December 31, 2019 related party I advanced $1,630 and $1,473 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the three months ended March 31,2020 and the years ended December 31, 2019 related party J advanced $21,186 and $21,531 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the three months ended March 31,2020 and the years ended December 31, 2019 related party K advanced $40,960 and $41,626 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R(HongKong) Industry Development Group Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 100% of Ezagoo B&R(HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the three months ended March 31,2020 and the years ended December 31, 2019 related party L advanced $14,668 and $14,668 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

During the period ended March 31, 2020, related parties imputed interest of $16,149.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 - DUE TO DIRECTOR

For the three months ended March 31,2020 and the years ended December 31, 2019, a director of the Company advanced $22,838 and $23,127 to the Company, during the period ended March 31, 2020, due to director impute interest of $193.

NOTE 12 - CONCENTRATIONS OF RISK

(a) Major customers

For the three months ended March 31, 2020, the customers who accounted for 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2020		As of March 31, 2020
	Revenues	Percentage of revenues	Accounts receivable
Customer H	$3,215	60%	$-
Customer I	2,103	40%	-
Total:	$5,318	100%	$-

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

FOR THE NINE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three months ended March 31, 2020, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2020		As of March 31, 2020
	Purchases	Percentage of purchases	Accounts payable
Vendor B	$7,083	21%	-
Vendor C	12,894	38%	25,825
Vendor D	3,338	15%	6,686
Vendor E	5,133	10%	-
Total:	$28,448	84%	32,511

For the three months ended March 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2019		As of March 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	13,333	27%	13,412
Vendor B	$14,966	29%	10,036
Vendor C	$10,296	20%	10,358
Total:	$38,595	76%	33,806

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

NOTE - 13 OPERATING LEASE

The Company has an operating lease agreement for the office space with remaining lease terms of eight months, and will continue to lease the premises from unrelated third parties under operating lease agreements. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For three months ended March 31, 2020, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Three Months Ended March 31, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$13,791

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2020	$15,106
Weighted average remaining lease term – operating leases (in years)	0.67
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$35,605
Total operating lease assets	$35,605

Short-term operating lease liabilities	$39,633
Long-term operating lease liabilities	$-
Total operating lease liabilities	$39,633

Maturities of the Company’s lease liabilities are as follows:

Year ending March 31,	Operating Lease
2020 (remaining 9 months)	40,283
2021	-
Total lease payments	40,283
Less: Imputed interest/present value discount	(650)
Present value of lease liabilities	39,633

Lease expenses were $13,791 and $14,260 during the three months ended March 31, 2020 and 2019, respectively.

NOTE 14 – COMMON STOCK

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

As of March 31, 2020, and December 31, 2019, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 15 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

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

NOTE 16 – SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of the COVID-19 outbreak and the risks to the international community as the virus spreads globally beyond its point of origin. From April 2020, the Company has implemented and launched its operation of the newly developed advertising social platform called “Xin Dian” application, and has entered into the testing phase. It is expected to start to its real time online operation in the third or fourth quarter of 2020.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.5, dated May 3, 2019 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operation

For the Three Months Ended March 31, 2020 and March 31, 2019.

For the three months ended March 31, 2020, we realized revenue in the amount of $5,318, while for the three months ended March 31, 2019, we realized revenues in the amount of $27,716. The decreased amount of $22,398 is because of the COVID-19 disrupted our normal operations of business. Our gross losses for the three months ended March 31, 2020 were $28,259, which is more than $5,017 for the three months ended March 31, 2019. Since our cost of revenue mostly is fixed cost, in order to reduce gross loss, we must develop more long-term stable customer to lower our unit fixed cost and generate profit in long term.

Total cost of revenues was $33,577 and $50,958 for the year ended March 31, 2020 and March 31, 2019, respectively. The decreased amount of $17,381 is because of the COVID-19, the bus media terminal rental vendor allow to give some discount and offer a rent-free period to the Company.

The overall gross loss for the Company was negative $28,259 and negative $23,242 for the three months ended March 31, 2020 and March 31, 2019, respectively. Gross loss as a percentage of total revenues was negative 531.38% and negative 83.86% for the same period ended March 31, 2020 and March 31, 2019, respectively. The negative gross profit was due to sunk cost and low revenue generated for the year ended March 31, 2020.

Our net loss for the three months ended March 31, 2020 were $210,392, while for the three months ended March 31, 2019 were $192,691. We attribute this increase due to high finance expenses as the Company accrued the imputed interest expenses $16,611 for the three months ended March 31, 2020.

Liquidity and Capital Resources

For the three months ended March 31, 2020, we had cash and cash equivalents of $606,174. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $104,154, compared to net cash used in operating activities of $146,687 for the three months ended March 31, 2019. The cash used in operating activities was mainly for cost of revenue, general and administrative expenses and increased receivables from a customer.

Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $391,934 resulted from the repayment of loan from a related Company. For the three months ended March 31, 2019, net cash used in finance activities was $52,037 resulted from the repayment of loan from a director.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. There is no capital expenditures for the three months periods ended March 31, 2020 and three months periods ended March 31, 2019.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer *
32.2	Section 1350 Certification of principal executive officer *
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO LIMITED
(Name of Registrant)

Date: June 15, 2020

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

