Form 10-Q
period 2020-06-30
Ezagoo Ltd
filed 2020-08-14
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

HUNAN 410205, CHINA

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (+86) 139 751 09168

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EZAGOO	OTC Markets

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2020.

Class	Outstanding at June 30, 2020
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$578,088	$1,106,420
Account receivables, related parties	-	63,444
Deposits paid, prepayments and other receivables	35,657	31,310

Total current assets	613,745	1,201,174

NON-CURRENT ASSETS
Plant and equipment, net	27,178	31,818
Operating lease right-of-use assets	22,435	49,455

TOTAL ASSETS	$663,358	$1,282,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	$26,379	$14,254
Accrued expenses, other payables and deposit received	513,415	490,050
Amount due to the related parties	1,235,201	1,466,120
Amount due to a director	22,876	23,127
Operating lease liabilities, current portion	24,958	55,083
Income tax payable	-	5,650

TOTAL LIABILITIES	$1,822,829	$2,054,284

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively	11,996	11,996
Additional paid-in capital	1,308,646	1,308,646
Accumulated other comprehensive income	78,924	56,500
Accumulated deficit	(2,559,037)	(2,148,979)

TOTAL STOCKHOLDERS’ DEFICIT	(1,159,471)	(771,837)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$663,358	$1,282,447

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

	Three months Ended June 30		Six months Ended June 30
	2020	2019	2020	2019

REVENUES	$39,026	$1,701	$44,344	$29,417
COST OF REVENUES	(26,292)	(38,727)	(59,869)	(89,685)
GROSS PROFIT	12,734	(37,026)	(15,525)	(60,268)

OPERATING EXPENSES	(195,871)	(340,628)	(361,368)	(510,491)

LOSS FROM OPERATIONS	(183,137)	(377,654)	(376,893)	(570,759)

Other income (expense):
Interest income	2,881	321	2,881	734
Interest expense	(16,887)	-	(33,523)	-
Total other income (expense)	(14,006)	321	(30,642)	734

Net loss from operations	(197,143)	(377,333)	(407,535)	(570,025)
Income tax expense	-	-	-	-
Net loss	(197,143)	(377,333)	$(407,535)	$(570,025)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	(4,745)	23,336	19,901	9,760
COMPREHENSIVE LOSS	(201,888)	(353,997)	$(387,634)	$(560,265)
Net loss per share- Basic and diluted	(0.00)	(0.01)	$(0.00)	$(0.01)
Weighted Average Number of shares outstanding	119,956,826	67,709,068	119,956,826	67,709,068

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended June 30, 2020

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of April 1, 2020 (unaudited)	119,956,826	11,996	1,308,646	(2,359,371)	81,146	$(957,683)
Net loss	-	-	-	(197,143)	-	(197,143)
Cumulative effect of adoption of new accounting principle	-	-	-	(2,523)	-	(2,523)
Other comprehensive loss	-	-	-		(2,222)	(2,222)
Balance as of June 30, 2020 (unaudited)	119,956,826	11,996	1,308,646	(2,559,037)	78,924	(1,159,471)

For the six months ended June 30, 2020

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2020 (audited)	119,956,826	11,996	1,308,646	(2,148,979)	56,500	$(771,837)
Net loss	-	-	-	(407,535)	-	(407,535)
Cumulative effect of adoption of new accounting principle	-	-	-	(2,523)	-	(2,523)
Other comprehensive loss	-	-	-		22,424	22,424
Balance as of June 30, 2020 (unaudited)	119,956,826	11,996	1,308,646	(2,559,037)	78,924	(1,159,471)

For the three months ended June 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of April 1, 2019 (unaudited)	$95,000,000	9,500	774,007	(1,496,972)	42,974	(670,491)
Cumulative effect of adoption of new accounting principle	-	-	-	1,842	-	1,842
Net loss	-	-	-	(377,333)	-	(377,333)
Other comprehensive loss	-	-	-	-	23,336	23,336
Balance as of June 30, 2019 (unaudited)	95,000,000	9,500	774,007	(1,872,463)	66,310	(1,022,646)

For the six months ended June 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2019 (audited)	$95,000,000	9,500	774,007	(1,293,655)	56,550	(453,598)
Cumulative effect of adoption of new accounting principle	-	-	-	(8,783)	-	(8,783)
Net loss	-	-	-	(570,025)	-	(570,025)
Other comprehensive loss	-	-	-	-	9,760	9,760
Balance as of June 30, 2019 (unaudited)	95,000,000	9,500	774,007	(1,872,463)	66,310	(1,022,646)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(407,535)	$(570,025)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,639	1,735
Changes in operating assets and liabilities:
Accounts receivable	-	47,847
Prepayments, deposits and other receivables	(4,347)	27,806
Receipts in advance	(29,555)	37,929
Operating lease expense	27,020	28,750
Operating lease liabilities	(30,125)	(31,502)
Accounts payable	12,125	4,373
Other payables and accrued liabilities	52,920	(50,560)
Income tax payable	(5,646)	-
Net cash used in operating activities	(380,504)	(503,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(38,680)
Net cash (used in) Investing activities	-	(38,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) / Advance from related parties	(167,474)	1,212
(Repayment to) a director	(251)	(42,225)
Net cash (used in) financing activities	(167,725)	(41,013)

Effect of exchange rate changes on cash and cash equivalents	19,898	12,321

Net change in cash and cash equivalents	(528,331)	(571,019)
Cash and cash equivalents, beginning of period	1,106,420	795,618
CASH AND CASH EQUIVALENTS, END OF PERIOD	$578,089	$224,599
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

In the opinion of management, the consolidated balance sheet as of June 30, 2020 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2020, the Company suffered an accumulated deficit of $2,559,037 and continuously incurred a net operating loss of $407,535 for the six months ended June 30, 2020. The continuation of the Company as a going concern through December 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the six months ended June 30, 2020. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2020	2019
Period-end CNY: US$1 exchange rate	7.06	6.90
Period-average CNY: US$1 exchange rate	7.08	6.79
Period-end HK$: US$1 exchange rate	7.75	7.83
Period-average HK$: US$1 exchange rate	7.75	7.84

●	Related parties

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $91,694, lease liabilities for operating leases of $102,320, and $10,626 adjustment to accumulated deficit. After the adoption, $22,435 of operating lease right-of-use asset and $24,958 of operating lease liabilities and $2,523 adjustment to accumulated deficit were retroactively reflected to June 30, 2020 financial statements. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Office equipment	$40,977	$40,977
Accumulated depreciation	(13,798)	(9,159)
Property and equipment, net	$27,178	$31,818

Depreciation expense, classified as operating expenses, was $4,639 and $1,735 for the six months ended June 30, 2020 and 2019, respectively.

Accumulated depreciation for the six months ended June 30, 2020 and 2019 were $13,798 and $4,368, respectively.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 - ACCOUNT RECEIVABLES, RELATED PARTIES

As of June 30, 2020, and December 31,2019, our account receivables are $0 and $63,444, respectively.

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at June 30,2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Prepaid expenses	$35,657	$31,310

Total prepaid expenses and other receivables	$35,657	$31,310

As of December 31, 2019, the balance $31,310 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

As of June 30, 2020, the balance $35,657 represented an outstanding prepaid expenses and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

NOTE 8 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Account payables	$26,379	$14,254

Total	$26,379	$14,254

The account payables balance of $26,379 includes $23,225 payables to a vendor for bus screen terminal platform fee. It was expected to be paid in the third quarter in 2020.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 – ACCRUED EXPENSES, OTHER PAYABLES AND DEPOSITS RECEIVED

Other payables consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Other payables	$66,059	$9,411
Accrued payroll and benefits	-	3,728
Deposits received from customers	447,356	476,911

Total	$513,415	$490,050

Other payables include accrued social security fee and housing fund, bus screen repair fee, accrued property management fee and employee payables. Deposits received from customers are advertisement service fee paid by customers.

NOTE 10 - DUE TO RELATED PARTIES

	As of
	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Amount due to related party B	$210,761	$213,735
Amount due to related party C	22,815	23,137
Amount due to related party D	15,570	15,789
Amount due to related party E	121,066	122,774
Amount due to related party F	452,790	716,113
Amount due to related party G	257,943	261,582
Amount due to related party H	33,223	33,692
Amount due to related party I	63,694	1,473
Amount due to related party J	41,047	21,531
Amount due to related party K	1,624	41,626
Amount due to related party L	14,668	14,668

Total	$1,235,201	$1,466,120

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the six months ended June 30, 2020 and the years ended December 31, 2019, related party B advanced $210,761 and $213,735 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the six months ended June 30, 2020 and the years ended December 31, 2019, related party C advanced $22,815and $23,137 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. For the six months ended June 30, 2020 and the years ended December 31, 2019, related party D advanced $15,570 and $15,789 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the six months ended June 30, 2020 and the years ended December 31, 2019, related party E advanced $121,066 and $122,774 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. For the six months ended June 30, 2020 and the years ended December 31, 2019, related party F advanced $452,790 and $716,113 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the six months ended June 30,2020 and the years ended December 31, 2019, related party G advanced $257,943 and $261,582 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the six months ended June 30, 2020 and the years ended December 31, 2019, related party H advanced $33,223 and $33,692 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the six months ended June 30, 2020 and the years ended December 31, 2019 related party I advanced $63,694 and $1,473 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the six months ended June 30,2020 and the years ended December 31, 2019 related party J advanced $41,047 and $21,531 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the six months ended June 30, 2020 and the years ended December 31, 2019 related party K advanced $1,624 and $41,626 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R(HongKong) Industry Development Group Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 100% of Ezagoo B&R(HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the three months ended June 30, 2020 and the years ended December 31, 2019 related party L advanced $14,668 and $14,668 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

During the period ended June 30, 2020, related parties imputed interest of $33,551.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 11 - DUE TO DIRECTOR

For the six months ended June 30, 2020 and the years ended December 31, 2019, a director of the Company advanced $22,876 and $23,127 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 12 - CONCENTRATIONS OF RISK

(a) Major customers

For the six months ended June 30, 2020, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the six months ended June 30, 2020		As of June 30, 2020
	Revenues	Percentage of revenues	Accounts receivable
Customer D	$4,398	10%	$-
Customer F	13,920	31%	-
Customer I	7,997	18%	-

Total:	$26,315	59%	$-

For the six months ended June 30, 2019, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the six months ended June 30, 2019		As of June 30, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$23,417	80%	$-

Total:	$23,417	80%	$-

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the six months ended June 30, 2020, the vendors who accounted for more than 10%  of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended June 30, 2020		As of June 30, 2020
	Purchases	Percentage of purchases	Accounts payable
Vendor B	$9,303	16%	$3,047
Vendor C	9,092	15%	2,978
Vendor E	25,405	42%	25,477

Total:	$43,800	73%	$31,502

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For six months ended June 30, 2020, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Six Months Ended June 30, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$27,171

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the second quarter 2019	$30,276
Weighted average remaining lease term – operating leases (in years)	0.42
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$22,435
Total operating lease assets	$22,435

Short-term operating lease liabilities	$24,958
Long-term operating lease liabilities	$-
Total operating lease liabilities	$24,958

Maturities of the Company’s lease liabilities are as follows:

Year ending June 30,	Operating Lease
2020 (remaining 5 months)	25,230
2021	-
Total lease payments	25,230
Less: Imputed interest/present value discount	(272)
Present value of lease liabilities	24,958

For six months ended June 30, 2019, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$28,372

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the second quarter 2019	$25,686
Weighted average remaining lease term – operating leases (in years)	1.42
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$76,255
Total operating lease assets	$76,255

Short-term operating lease liabilities	$54,426
Long-term operating lease liabilities	$30,613
Total operating lease liabilities	$85,039

Maturities of the Company’s lease liabilities are as follows:

Year ending June 30,	Operating Lease
2020	87,840
Total lease payments	87,840
Less: Imputed interest/present value discount	(2,801)
Present value of lease liabilities	85,039

Lease expenses were $27,171 and $28,372 during the six months ended June 30, 2020 and 2019, respectively.

NOTE 14 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of June 30, 2020, the Company has a total additional paid-in capital - capital contribution balance of $1,308,646. It includes $452,790 capital contribution from related party J, capital contribution is recorded for any payments received in 2019.

As of December 31, 2019, the Company has a total additional paid-in capital - capital contribution balance of $1,308,646. It includes $725,690 capital contribution from related party J.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited.

NOTE 15 – SUBSEQUENT EVENTS

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended June 30, 2020.

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

Results of Operation

For the Three and Six Months Ended June 30, 2020 and June 30, 2019

For the three ended June 30, 2020, we realized revenue in amount of $39,026, while for the three months ended June 30, 2019, we realized revenues in the amount of $1,701. Our gross profit for the three months ended June 30, 2020 were $12,734, which is gross losses of $37,026 for the three months ended June 30, 2019. The increased in revenue & profit is the Company’s business development is on track, and the cost-effective product are attract customers.

For the six months ended June 30, 2020, we realized revenue in the amount of $44,344, while for the six months ended June 30, 2019, we realized revenues in the amount of $29,417. Our gross losses for the six months ended June 30, 2020 were $15,525, which is less than $60,268 for the six months ended June 30, 2019. Since our cost of revenue mostly is fixed cost, in order to reduce gross loss, we must develop more long-term stable customer to lower our unit fixed cost and generate profit in long term.

Result of operation for the three months ended June 30, 2020, we realized cost of revenue in amount of $26,292, while for the three months ended June 30, 2019, we realized cost of revenues in the amount of $38,727.

Result of operation for the six months ended June 30, 2020, we realized cost of revenue in amount of $59,869, while for the three months ended June 30, 2019, we realized cost of revenues in the amount of $89,685. The decreased amount of $29,816 is because of the COVID-19, the bus media terminal rental vendor allow to give some discount and offer a rent-free period to the Company.

The overall gross losses for the Company was negative $15,525 and negative $60,268 for the six months ended June 30, 2020 and 2019, respectively. Gross loss as a percentage of total revenues was negative 35% and negative 205% for the same period ended June 30, 2020 and 2019, respectively. The negative gross profit was due to sunk cost and low revenue generated for the year ended June 30, 2020.

Our net loss for the six months ended June 30, 2020 were $407,535, while for the six months ended June 30, 2019 were $525,025. We attribute this decrease due to high administrative expenses.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $578,088. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $380,504, compared to net cash used in operating activities of $503,647 for the six months ended June 30, 2019. The cash used in operating activities was mainly for cost of revenue, general and administrative expenses and increased receivables from a customer.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $0, compared to net cash used in investing activities of $38,680 for the six months ended June 30, 2019.

Financing Activities

For the six months ended June 30, 2020, net cash used in financing activities was $167,725 resulted from repayment  to director and related parties. For the six months ended June 30, 2019, net cash used in finance activities was $41,013.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Capital expenditures for the six months periods ended June 30, 2020 is $0, and $38,680 for six months periods ended June 30, 2019.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Malaysia to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2020.

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

EZAGOO LIMITED
(Name of Registrant)

Date: August 14, 2020

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

