Form 10-Q
period 2020-09-30
Ezagoo Ltd
filed 2020-11-16
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2020.

Class	Outstanding at September 30, 2020
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$666,846	$1,106,420
Account receivables, related parties	-	63,444
Deposits paid, prepayments and other receivables	33,420	31,310

Total current assets	700,266	1,201,174

NON-CURRENT ASSETS
Plant and equipment, net	24,141	31,818
Operating lease right-of-use assets	9,393	49,455

TOTAL ASSETS	$733,800	$1,282,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payables	$41,141	$14,254
Accrued expenses, other payables and deposit received	537,823	490,050
Amount due to the related parties	1,519,686	1,466,120
Amount due to a director	23,597	23,127
Operating lease liabilities, current portion	10,443	55,083
Income tax payable	-	5,650

TOTAL LIABILITIES	$2,132,690	$2,054,284

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of September 30, 2020 and December 31, 2019 respectively	11,996	11,996
Additional paid-in capital	1,308,646	1,308,646
Accumulated other comprehensive income	26,013	56,500
Accumulated deficit	(2,745,545)	(2,148,979)

TOTAL STOCKHOLDERS’ DEFICIT	(1,398,890)	(771,837)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$733,800	$1,282,447

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

	Three months Ended September 30		Nine months Ended September 30
	2020	2019	2020	2019

REVENUES	$64,481	$3,834	$108,825	$33,251
COST OF REVENUES	(33,022)	(31,906)	(92,891)	(121,591)
GROSS PROFIT	31,459	(28,072)	15,934	(88,340)

OPERATING EXPENSES	(205,067)	(152,263)	(566,435)	(662,754)

LOSS FROM OPERATIONS	(173,608)	(180,335)	(550,501)	(751,094)

Other income (expense):
Interest income	3,023	59	5,904	59
Interest expense	(17,396)	35	(50,919)	769
Total other income (expense)	(14,373)	94	(45,015)	828

Net loss from operations	(187,981)	(180,241)	(595,516)	(750,266)
Income tax expense	-	-	-	-
Net loss	(187,981)	(180,241)	$(595,516)	$(750,266)

Other comprehensive income/(loss):
- Foreign currency translation adjustment	(51,338)	8,733	24,963	18,493
COMPREHENSIVE LOSS	(239,319)	(171,508)	$(570,553)	$(731,773)
Net loss per share- Basic and diluted	(0.00)	(0.00)	$(0.00)	$(0.01)
Weighted Average Number of shares outstanding	119,956,826	107,158,454	119,956,826	107,158,454

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended September 30, 2020

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of July 1, 2020 (unaudited)	119,956,826	11,996	1,308,646	(2,559,037)	78,924	(1,159,471)
Net loss	-	-	-	(187,981)	-	(187,981)
Cumulative effect of adoption of new accounting principle	-	-	-	1,473	-	1,473
Other comprehensive loss	-	-	-		(52,811)	(52,811)
Balance as of September 30, 2020 (unaudited)	119,956,826	11,996	1,308,646	(2,745,545)	26,013	(1,398,890)

For the nine months ended September 30, 2020

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2020 (audited)	119,956,826	11,996	1,308,646	(2,148,979)	56,500	$(771,837)
Net loss	-	-	-	(595,516)	-	(595,516)
Cumulative effect of adoption of new accounting principle	-	-	-	(1,050)	-	(1,050)
Other comprehensive loss	-	-	-		(30,487)	(30,487)
Balance as of September 30, 2020 (unaudited)	119,956,826	11,996	1,308,646	(2,745,545)	26,013	(1,398,890)

For the three months ended September 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of July 1, 2019 (unaudited)	$95,000,000	9,500	774,007	(1,872,463)	66,310	(1,022,646)
Issuance of Common Stock	24,956,826	2,496	496,641	-	-	499,137
Net loss	-	-	-	(180,241)	-	(180,241)
Cumulative effect of adoption of new accounting principle	-	-	-	1,791	-	1,791
Other comprehensive loss	-	-	-	-	8,733	8,733
Balance as of September 30, 2019 (unaudited)	119,956,826	11,996	1,270,648	(2,050,913)	75,043	(693,226)

For the nine months ended September 30, 2019

	COMMON STOCK				ACCUMULATED
	Number of shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE LOSSES	TOTAL EQUITY
Balance as of January 1, 2019 (audited)	$95,000,000	9,500	774,007	(1,293,655)	56,550	(453,598)

Issuance of Common Stock	24,956,826	2,496	496,641	-	-	499,137
Net loss	-	-	-	(750,266)	-	(750,266)
Cumulative effect of adoption of new accounting principle	-	-	-	(6,992)	-	(6,992)
Other comprehensive loss	-	-	-	-	18,493	18,493
Balance as of September 30, 2019 (unaudited)	119,956,826	11,996	1,270,648	(2,050,913)	75,043	(693,226)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(595,516)	$(750,266)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,677	4,022
Changes in operating assets and liabilities:
Accounts receivable	-	44,293
Prepayments, deposits and other receivables	(2,110)	1,658
Receipts in advance	(39,184)	33,124
Operating lease expense	40,062	61,262
Operating lease liabilities	(44,640)	(68,277)
Accounts payable	26,887	6,302
Other payables and accrued liabilities	86,957	(47,018)
Income tax payable	(5,646)	(29)
Net cash used in operating activities	(525,513)	(714,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(36,913)
Net cash (used in) Investing activities	-	(36,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance	-	499,138
Advance from related parties	117,011	105,770
Advance from (Repayment to) a director	470	(82,986)
Net cash provided by financing activities	117,481	521,921

Effect of exchange rate changes on cash and cash equivalents	(31,542)	(17,818)

Net change in cash and cash equivalents	(439,574)	(247,739)
Cash and cash equivalents, beginning of period	1,106,420	795,618
CASH AND CASH EQUIVALENTS, END OF PERIOD	$666,846	$547,879
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

In the opinion of management, the consolidated balance sheet as of September 30, 2020 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company suffered an accumulated deficit of $2,745,545 and continuously incurred a net operating loss of $595,516 for the nine months ended September 30, 2020. The continuation of the Company as a going concern through December 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the nine months ended September 30, 2020. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended June 30,
	2020	2019
Period-end CNY: US$1 exchange rate	6.79	7.14
Period-average CNY: US$1 exchange rate	6.82	7.11
Period-end HK$: US$1 exchange rate	7.75	7.84
Period-average HK$: US$1 exchange rate	7.75	7.84

●	Related parties

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $91,694, lease liabilities for operating leases of $102,320, and $10,626 adjustment to accumulated deficit. After the adoption, $9,393 of operating lease right-of-use assets and $10,443 of lease liabilities for operating leases, and $1,050 of adjustment to accumulated deficit were reflected to September 30, 2020 financial statements. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Office equipment	$40,977	$40,977
Accumulated depreciation	(16,836)	(9,159)
Property and equipment, net	$24,141	$31,318

Depreciation expense, classified as operating expenses, was $7,677 and $4,022 for the nine months ended September 30, 2020 and 2019, respectively.

Accumulated depreciation for the nine months ended September 30, 2020 and 2019 were $16,836 and $6,581, respectively.

NOTE 6 - ACCOUNT RECEIVABLES, RELATED PARTIES

As of September 30, 2020, and December 31,2019, our account receivables are $0 and $63,444, respectively.

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Prepaid expenses	$33,420	$31,310

Total prepaid expenses and other receivables	$33,420	$31,310

As of September 30, 2020, the balance $33,420 represented an outstanding prepaid expenses and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

As of December 31, 2019, the balance $31,310 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

NOTE 8 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Account payables	$41,141	$14,254

Total	$41,141	$14,254

The account payables balance of $41,141 includes $39,764 payables to a vendor for bus screen terminal platform fee. It was expected to be paid in the fourth quarter in 2020.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 9 – ACCRUED EXPENSES, OTHER PAYABLES AND DEPOSITS RECEIVED

Other payables consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Other payables	$100,096	$9,411
Accrued payroll and benefits	-	3,728
Deposits received from customers	437,727	476,911

Total	$537,823	$490,050

Other payables include accrued social security fee and housing fund, bus screen repair fee, accrued property management fee and employee payables.

Deposits received from customers are advertisement service fee paid by customers.

NOTE 10 - DUE TO RELATED PARTIES

	As of
	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Amount due to related party B	$219,282	$213,735
Amount due to related party C	23,737	23,137
Amount due to related party D	16,199	15,789
Amount due to related party E	125,960	122,774
Amount due to related party F	588,906	716,113
Amount due to related party G	268,371	261,582
Amount due to related party H	7,616	33,692
Amount due to related party I	1,652	1,473
Amount due to related party J	213,532	21,531
Amount due to related party K	39,761	41,626
Amount due to related party L	14,668	14,668

Total	$1,519,686	$1,466,120

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the nine months ended September 30, 2020 and the years ended December 31, 2019, related party B advanced $219,282 and $213,735 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the nine months ended September 30, 2020 and the years ended December 31, 2019, related party C advanced $23,737 and $23,137 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. For the nine months ended September 30, 2020 and the years ended December 31, 2019, related party D advanced $16,199 and $15,789 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the nine months ended September 30, 2020 and the years ended December 31, 2019, related party E advanced $125,960 and $122,774 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. For the nine months ended September 30, 2020 and the years ended December 31, 2019, related party F advanced $588,906 and $716,113 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the nine months ended September 30,2020 and the years ended December 31, 2019, related party G advanced $213,532 and $261,582 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Hunan Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the nine months ended September 30, 2020 and the years ended December 31, 2019, related party H advanced $7,616 and $33,692 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the nine months ended September 30, 2020 and the years ended December 31, 2019 related party I advanced $1,652 and $1,473 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. For the nine months ended September 30,2020 and the years ended December 31, 2019 related party J advanced $213,532 and $21,531 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the nine months ended September 30, 2020 and the years ended December 31, 2019 related party K advanced $39,761 and $41,626 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited, owns 100% of Ezagoo B&R(HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the nine months ended September 30, 2020 and the years ended December 31, 2019 related party L advanced $14,668 and $14,668 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

During the period ended September 30, 2020, related parties imputed interest of $50,154.

NOTE 11 - DUE TO DIRECTOR

For the nine months ended September 30, 2020 and the years ended December 31, 2019, a director of the Company advanced $23,597 and $23,127 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 12 - CONCENTRATIONS OF RISK

(a) Major customers

For the nine months ended September 30, 2020, there are the customers that is more than 10% showing below of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the nine months ended September 30, 2020		As of September 30, 2020
	Revenues	Percentage of revenues	Accounts receivable
Customer E	$14,469	13%	$-
Customer J	31,304	29%	-
Customer K	25,329	23%	-

Total:	$71,102	65%	$-

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the nine months ended September 30, 2020, the vendors who accounted for more than 10% of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the nine months ended September 30, 2020		As of September 30, 2020
	Purchases	Percentage of Purchases	Accounts payable
Vendor B	$9,671	11%	$3,170
Vendor C	9,451	10%	3,098
Vendor E	51,240	56%	39,761

Total:	$69,362	77%	$46,029

For the nine months ended September, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the nine months ended September 30, 2019		As of September 30, 2019
	Purchases	Percentage of Purchases	Accounts payable
Vendor A	$30,510	24%	$-
Vendor B	37,948	35%	12,608
Vendor C	14,942	13%	-

Total:	$83,400	74%	$12,608

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

NOTE - 13 OPERATING LEASE

The Company has an operating lease agreement for the office space with remaining lease terms of 0.2 years, the Company plans to do month by month rent after the lease ends. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For nine months ended September 30, 2020, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Nine Months Ended September 30, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$42,366

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the third quarter 2020	$47,074
Weighted average remaining lease term – operating leases (in years)	0.25
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$9,393
Total operating lease assets	$9,393

Short-term operating lease liabilities	$10,443
Long-term operating lease liabilities	$-
Total operating lease liabilities	$10,443

Maturities of the Company’s lease liabilities are as follows:

Period ending September 30,	Operating Lease
2020 (remaining 2 months)	10,500
2021	-
Total lease payments	10,500
Less: Imputed interest/present value discount	(57)
Present value of lease liabilities	10,443

For nine months ended September, 2019, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$40,586

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the third quarter 2019	$44,947
Weighted average remaining lease term – operating leases (in years)	1.17
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$61,062
Total operating lease assets	$61,062

Short-term operating lease liabilities	$58,119
Long-term operating lease liabilities	$9,934
Total operating lease liabilities	$68,053

Maturities of the Company’s lease liabilities are as follows:

Period ending September 30,	Operating Lease
2019 (remaining 6 months)	14,982
2020	54,936
Total lease payments	69,918
Less: Imputed interest/present value discount	(1,865)
Present value of lease liabilities	68,053

Lease expenses were $42,366 and $40,586 during the nine months ended September 30, 2020 and 2019, respectively.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 14 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of September 30, 2020, the Company has a total additional paid-in capital - capital contribution balance of $1,308,646. It includes $452,790 capital contribution from related party J, capital contribution is recorded for any payments received in 2019.

As of December 31, 2019, the Company has a total additional paid-in capital - capital contribution balance of $1,308,646. It includes $725,690 capital contribution from related party J.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Hunan Ezagoo Zhicheng Internet Technology Limited.

NOTE 15 – SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of the COVID-19 outbreak and the risks to the international community as the virus spreads globally beyond its point of origin. From April 2020, the Company has implemented and launched its operation of the newly developed advertising social platform called “Xin Dian” application, and has entered into the testing phase. And it starts to its real time online operation in the third quarter of 2020.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the period ended September 30, 2020.

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

Results of Operation

For the Three and Nine Months Ended September 30, 2020 and September 30, 2019

For the three ended September 30, 2020, we realized revenue in amount of $64,481, while for the three months ended September 30, 2019, we realized revenues in the amount of $3,834. Our gross profit for the three months ended September 30, 2020 were $31,459, which is gross losses of $28,072 for the three months ended September 30, 2019. The increase in revenue & profit is the Company’s business development is on track, and the cost-effective services have price advantage in market that can attract more customers.

For the nine months ended September 30, 2020, we realized revenue in the amount of $108,825, while for the nine months ended September 30, 2019, we realized revenues in the amount of $33,251. Our gross profits for the nine months ended September 30, 2020 were $15,935, which is more than $104,274 for the nine months ended September 30, 2019. Since our cost of revenue mostly is fixed cost, in order to reduce gross loss, we must develop more long-term stable customer to lower our unit fixed cost and generate profit in long term.

Result of operation for the three months ended September 30, 2020, we realized cost of revenue in amount of $33,022, while for the three months ended September 30, 2019, we realized cost of revenues in the amount of $31,906.

Result of operation for the nine months ended September 30, 2020, we realized cost of revenue in amount of $92,891, while for the nine months ended September 30, 2019, we realized cost of revenues in the amount of $121,591. The decreased amount of $28,700 is because of the COVID-19, the bus media terminal rental vendor allow to give some discount and offer a rent-free period to the Company.

The overall gross profit (or loss) for the Company was $15,934 and negative $88,340 for the nine months ended September 30, 2020 and 2019, respectively. Gross profit (or loss) as a percentage of total revenues was 15% and negative 266% for the same period ended September 30, 2020 and 2019, respectively. During year 2020, the Company entered into several agreements with more customers than during year 2019.

Our net loss for the nine months ended September 30, 2020 were $595,516, while for the nine months ended September 30, 2019 were $750,266. We attribute this decrease due to high administrative expenses.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $666,846. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

2

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $525,513, compared to net cash used in operating activities of $714,929 for the nine months ended September 30, 2019. The cash used in operating activities was mainly for cost of revenue, general and administrative expenses and increased receivables from a customer.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $0, compared to net cash used in investing activities of $36,913 for the nine months ended September 30, 2019.

Financing Activities

For the nine months periods ended September 30, 2020 net cash provided by financing activities was $117,481 resulted from advance from director and related parties. For the nine months periods ended September 30, 2019, net cash provided by finance activities was $521,921.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Capital expenditures for the nine months periods ended September 30, 2020 is $0, and $36,913 for the nine months periods ended September 30, 2019.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Hunan Province in China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2020.

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

3

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO LIMITED
(Name of Registrant)

Date: November 13, 2020

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6