Form 10-K
period 2020-12-31
Ezagoo Ltd
filed 2021-04-13
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2020
Common Stock, $.0001 par value	119,956,826

Ezagoo Limited

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited “HEZL”) is the Company through which we operate, and which shares our business plan to provide video advertising on buses. Prior to December 31, 2016, Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited “HEZL”) was initially a startup stage company engaged in e-commerce, offering electronics products for sale such as, but not limited to, mobile phones, tablets and related accessories. Due to continued losses from their e-commerce business activities, and high competition in the industry, BEZL (HEZL) discontinued all e-commerce business activities and sold off any remaining inventories relating to such e-commerce activities. Following December 31, 2016, the Company adopted its current business plan.

At present, the Company operates within the Chinese digital advertising network through advertisements displayed on flat-panel audiovisual television displays located on the vast network of urban bus lines in Changsha City and the Mobile APP named 薪店短视频 that was launched on October 2020 customers and users. On February 10, 2018, BEZL (HEZL) entered into an agreement with Changsha Zhongwang Bus Co., Ltd. (“CZB”) wherein CZB will provide BEZL (HEZL) with Seven Hundred Forty-Two (742) buses to display media advertising within the interior of the buses. This agreement will be valid until February 9, 2021 and BEZL (HEZL) shall pay CZB a rental fee of 800 Chinese Yuan per bus, for a total of One Million Seven Hundred Eighty Thousand Eight Hundred (1,780,800) Chinese Yuan as well as a semi-annual rental fee of Two Hundred Ninety Six Thousand Eighty Hundred (296,800) Chinese Yuan.

Our TV audio visual advertising network displayed on the rented buses, provides an opportunity for brands to break through the advertising clutter and effectively reach a large audience of bus passengers. The first rental payment was due on or before August 31, 2018, and rent will be paid semi-annually from that point forward. BEZL (HEZL) will install these LED displays in the buses rented from CZB, and it is through these LED screens that advertisements will be displayed.

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

The Company’s primary business activity is to display advertisements for its clients on TV screens mounted on public buses that operate in Changsha City, and the Mobile APP named 薪店短视频 that operate over the internet. At present the advertisements were displayed solely on 22-inch audiovisual screens that are mounted behind the bus driver’s seat, with speakers placed throughout the buses so that all passengers on the bus are able to both watch and hear advertisements. This placement of screens and speakers will ensure that all passengers inside the bus are subjected to advertisements of our clients throughout the full duration of their bus journey.

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

Employees

As of December 31, 2020, we have 42 employees comprised of our President Xiaohao Tan and Chief Financial Officer Xin Yang.

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

Risks Related to our Business

We rely entirely on the operations of Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited “HEZL”). Any successes or failures of BEZL (HEZL) will directly impact our financial condition and may cause your investment to be either positively or negatively impacted.

At present, we share the same business plan as, and rely entirely upon, Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited “HEZL”). Any successes or failures of BEZL (HEZL) will directly impact our financial condition and may cause your investment to be either positively or negatively impacted. BEZL (HEZL) is considered a variable interest entity through which we operate exclusively at this time and we have been deemed to currently be a direct beneficiary of BEZL (HEZL). As such, in the event that the business of operations of BEZL (HEZL) were to fail, then our own business would, in turn, fail as well. We would be forced to either drastically alter our business strategy, or we would likely cease operations entirely, which could result in the whole or partial loss of any investments made in the Company.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 411A-3, 4/F, NO.11, ZHUSHIKOU EAST STREET, DONGCHENG DISTRICT, BEIJING 100062, CHINA.

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

Our common stock is currently quoted on the OTC Pink under the trading symbol “EZOO”.

Trading in stocks quoted on the OTC market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of December 31, 2020, we had 119,956,826 shares of our Common Stock par value, $.0001 issued and outstanding. There were 145 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2020.

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

Results of Operations

For the year ended December 31, 2020 compared with the year ended December 31, 2019

Revenue

The Company generated revenue of $234,674 for the year ended December 31, 2020 as compared to revenue of $200,380 for the year ended December 31, 2019. Related party revenue was $33,755 in 2020, whereas 2019 had $162,832 related party revenue. The revenue mainly represented the direct sales of bus advertising service and short video to individuals and businesses. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 amounted to $775,288, as compared to $847,069 for the year ended December 31, 2019, a decrease of $71,781. The expenses for the year ended December 31, 2020 were primarily consisted of payroll expense, rent expense, office expense, audit expense, and consulting expense. The decrease of $65,781 in general and administrative expense is due to decrease in salaries for sales staffs, the exemption of the Company’s parts of social insurance because of the Covid 19, and the sales’ maintenance service. We expect our general and administrative expense to increase as we expand our business.

Net Loss

The net loss for the year was $683,841 for the year ended December 31, 2020 as compared to $849,695 for the year ended December 31, 2019. The decrease of net loss mainly derived from the increase in revenue and decrease in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital deficit of $1,596,236 consisting of cash and cash equivalents of $824,733 as compared to working capital deficit of $853,110 consisting of cash and cash equivalents of $1,106,420 respectively as of December 31, 2019.

Net cash generated from operating activities for the year ended December 31, 2020 was $996,945 as compared to net cash used in operating activities of $297,627 for the year ended December 31, 2019. The cash generated from operating activities was mainly driven by deferred revenue. Due to the increase of revenue and receipts in advance, the Company has a significant increase of operating activities cash inflow.

Net cash used in investing activities for the year ended December 31, 2020 and 2019 was $1,355 and $37,464, respectively. The net cash used in investing activities for the year ended December 31, 2020 were mainly related to purchase of property, plant and equipment.

Net cash used in financing activities for the year ended December 31, 2020 was $1,158,844 as compared to net cash provided by financing activities of $650,204 for the year ended December 31, 2019. The net cash provided by financing activities for the year ended December 31, 2020 were mainly the loan advanced from related parties and the accrual interest.

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

Translation of amounts from HK$ into US$1 and from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2020	2019
Period-end CNY: US$1 exchange rate	6.53	6.97
Period-average CNY: US$1 exchange rate	6.90	7.01
Period-end HK$: US$1 exchange rate	7.75	7.75
Period-average HK$: US$1 exchange rate	7.75	7.75

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

Lease

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expense over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $91,694, lease liabilities for operating leases of $102,320, and $10,626 adjustment to accumulated deficit. After the adoption, $0 of operating lease right-of-use assets and $0 of lease liabilities for operating leases, and $0 of adjustment to accumulated deficit were reflected to December 31, 2020 financial statements. See Note 15 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

Risks and uncertainties

Substantially all the Company’s services are conducted in Changsha City, China. The Company’s operations are subject to adverse impact of the coronavirus outbreak. The lock-down of the whole China in February 2020 severely reduced our revenue generated from bus advertising business. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively for us for the year ending December 31, 2020 and interim reporting periods during the year ending December 31, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

As of December 31, 2020, the Company suffered an accumulated deficit of $2,832,820 and net loss of $683,841. The continuation of the Company as a going concern through December 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2020.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Xiaohao Tan	50	Chief Executive Officer, President, Treasurer, Director
Xin Yang	44	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Xiaohao Tan – Chief Executive Officer, President, Secretary, Treasurer, Director

Xiaohao Tan earned his Master’s degree in Business Administration (MBA) from Hunan Business College in 2003. From 1999 to 2000, Mr. Tan worked at China Pacific Insurance (Group) Co., Ltd. as a marketing officer and shortly thereafter, was promoted to senior manager. His major responsibilities were to manage clients’ portfolios, maintain customer relationships, design and implement effective marketing strategies to sell new insurance contracts or adjust existing, contact potential clients and then build up a team, lead the team to implement a plan and achieve team goals etc. In 2001 Mr. Tan founded Hunan Homestead Asset Management Co., Ltd. (formerly known as Changsha City Leaders Trading Co. Ltd.). Since then, Mr. Tan has been serving as the Chairman and General Manager of this company and his major responsibilities have included, but have not been limited to obtaining profit contributions by managing staff, and establishing and accomplishing business objectives. In 2010, Mr. Tan founded Hunan Ezagoo Shopping Co. Ltd. and continues to serve as the President, CEO, Secretary, Treasurer, and Director. In August of 2014, Mr. Tan founded “Hunan Ezagoo Zhicheng Internet Technology Limited,” a Company operating out of Changsha, China. Mr. Tan serves as the President, Secretary, Treasurer and Director of Hunan Ezagoo Zhicheng Internet Technology Limited.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2020.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2020, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohao Tan, Chief Executive Officer, President, Director (1)	For the year ended December 31, 2020	-	-	-	-	-	-	-	-
	For the year ended December 31, 2019	-	-	-	-	-	-	-	-

Xin Yang, Chief Financial Officer, Director (2)	For the year ended December 31, 2020	16,279	-	-	-	-	-	-	16,279
	For the year ended December 31, 2019	15,472	-	-	-	-	-	-	15,472

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2020, the Company has 119,956,826 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Xiaohao Tan (i), (ii), (iii)	90,050,500	75%

Common Stock	Xin Yang (iii)	0	0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2020 (119,956,826 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 119,956,826 as of December 31, 2020.

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

On July 20, 2018, Changsha Ezagoo Technology Limited, the Hong Kong Company, also referred to herein as “CETL”, entered into and consummated an agreement with Beijing Ezagoo Shopping Holding Limited, also referred to herein as “BESH”, and Ruiyin (Shenzhen) Financial Leasing Limited, also referred to herein as “RFLL”, whereas CETL has the option to purchase all of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), also referred to herein as “BEZL”(“HEZL), a Chinese, “PRC” Company, from RFLL and BESH. These equity interests would make up 100% of the equity interests of BEZL. BEZL is considered to be a variable interest entity, also referred to herein as a “VIE”, to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.1, titled, “Call Option Agreement”.

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have given CETL the right to appoint management of CETL to act as proxy to existing shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). This gives management of CETL the ability to conduct and control company affairs of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). Actions which management of CETL may be able to carry out include, but are not limited to, exercising voting rights as proxy of the existing shareholder(s), appointing new directors, hiring new management, and carrying out corporate actions. More information regarding this agreement can be found in exhibit 10.2, titled, “Shareholder’ Voting Rights Proxy Agreement”.

On July 20, 2018 CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have engaged CETL to provide management, financial, and other business services to Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). CETL is to be compensated with 100% of all profits generated by Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). This Agreement is effective as of July 20, 2018 and will continue in effect for a period of ten (10) years (the “Initial Term”), and for succeeding periods of the same duration (each, “Subsequent Term”), until terminated by one of the following means either during the Initial Term or thereafter: Mutual Consent, Termination by CETL, Breach or Insolvency. Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is considered to be a variable interest entity to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.3, titled, “Management Services Agreement”.

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have pledged their equity interests in Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), to CETL. More information regarding this agreement can be found in exhibit 10.4, titled, “Equity Pledge Agreement”.

On July 20, 2018, CETL entered into a loan agreement with BESH and RFLL wherein CETL will loan the amount of approximately CNY$100,000 (Chinese Yuan) to BESH and RFLL, all of which shall be used for the benefit of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). The total amount of the loan is due on, or before, December 31, 2018. More information regarding this agreement can be found in exhibit 10.5, titled, “Loan Agreement”.

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

ACCOUNTING FEES AND SERVICES	For the year ended December 31, 2020	For the year ended December 31, 2019

Audit fees	$43,500	$43,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$43,500	$43,500

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

EZAGOO LIMITED
(Name of Registrant)

Date: April 13, 2021	By:	/s/ Tan, Xiaohao
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

Date: April 13, 2021	By:	/s/ Yang, Xin
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Ezagoo Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ezagoo Limited and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ TAAD LLP

We have served as the Company’s auditor since 2018

Diamond Bar, California

April 13, 2021

EZAGOO LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	824,733	1,106,420
Amount due from related party	$689,427	$63,444
Deposits, prepayments and other receivables	19,240	31,310
Total current assets	1,533,400	1,201,174

NON-CURRENT ASSETS
Property, plant and equipment, net	22,130	31,818
Operating lease right-of-use assets	-	49,455

TOTAL ASSETS	$1,555,530	$1,282,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	18,534	14,254
Accrual, other payable and deposits received	522,718	490,050
Amount due to director	35,107	23,127
Amount due (from)/to related parties	967,372	1,466,120
Deferred revenue	1,585,905	-
Operating lease liabilities, current	-	55,083
Income tax payable	-	5,650
Total current liabilities	3,129,636	2,054,284

TOTAL LIABILITIES	3,129,636	2,054,284

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 and 119,956,826 shares issued and outstanding as of December 31, 2020 and December 31, 2019 respectively	11,996	11,996
Additional paid-in capital	1,308,646	1,308,646
Accumulated other comprehensive (gain)/loss	(61,928)	56,550
Accumulated deficit	(2,832,820)	(2,148,979)
TOTAL STOCKHOLDERS’ DEFICIT	(1,574,106)	(771,837)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,555,530	$1,282,447

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31,
	2020		2019
REVENUE	$		$
- Related party		33,755		162,832
- Non-related party		200,919		37,548

COST OF REVENUE		(102,759)		(163,308)

GROSS PROFIT		131,915		37,072

OTHER INCOME		6,191		59

GENERAL AND ADMINISTRATIVE EXPENSES		(775,288)		(847,069)

LOSS FROM OPERATIONS		(637,182)		(809,938)

INTEREST EXPENSE		(46,659)		(39,757)

LOSS BEFORE INCOME TAX		(683,841)		(849,695)

INCOME TAXES EXPENSE		-		-

NET LOSS		$(683,841)		$(849,695)

Other comprehensive income:
- Foreign exchange adjustment gain/(loss)		(118,428)		(50)
COMPREHENSIVE LOSS		$(802,269)		$(849,745)

Net loss per share - Basic and diluted		$(0.01)		$(0.01)

Weighted average number of common shares outstanding – Basic and diluted		119,956,826		110,384,345

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDER’ DEFICIT

Balance as of January 1, 2019	95,000,000	$9,500	$774,007	$56,550	$(1,293,655)	$(453,598)
Common stock issued	24,956,826	2,496	496,641	-	-	499,137
Additional paid in capital	-	-	37,998	-	-	37,998
Net Loss	-	-	-		(849,695)	(849,695)
Cumulative effect of adoption of new accounting principle	-	-	-	-	(5,629)	(5,629)
Accumulated other comprehensive income/(loss)	-	-	-	(50)	-	(50)
Balance as of December 31, 2019	119,956,826	11,996	1,308,646	56,500	(2,148,979)	(771,837)
Net Loss	-	-	-	-	(683,841)	(683,841)
Accumulated other comprehensive income/(loss)				(118,428)	-	(118,428)
Balance as of December 31, 2020	119,956,826	11,996	1,308,646	(61,928)	(2,832,820)	(1,574,106)

See accompanying notes to consolidated financial statements

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”)

	For the year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(683,841)	$(849,695)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense	46,094	37,998
Depreciation	11,043	6,484
Bad debt expense	-	2,140
Changes in operating assets and liabilities:
Accounts receivables	-	44,954
Deposit, prepayments, and other receivables	12,070	26,475
Operating lease ROU assets	49,455	49,147
Operating lease liabilities	(55,083)	(54,741)
Accounts payable	4,280	4,180
Accrual and other payable	172,985	(44,127)
Receipts in advance	(140,317)	473,947
Deferred revenue	1,585,905	-
Income tax payable	(5,646)	5,611

Net cash generated from/(used in) operating activities	996,945	(297,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	(1,355)	(37,464)

Net cash used in investing activities	(1,355)	(37,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares	-	499,137
Interest payable	(46,094)	-
(Repayment to)/advances from related parties	(1,124,730)	235,291
Advances from holding companies	10,766	-
Advances from/(payment to) director	1,214	(84,224)

Net cash (used in)/provided by financing activities	(1,158,844)	650,204

Effect of exchange rate changes on cash and cash equivalents	(118,433)	(4,311)

Net change in cash and cash equivalents	(281,687)	310,802
Cash and cash equivalents, beginning of year	1,106,420	795,618

CASH AND CASH EQUIVALENTS, END OF YEAR	$824,733	$1,106,420

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to the condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 30, 2020 AND 2019

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

On July 20, 2018, Changsha Ezagoo Technology Limited, the Hong Kong Company, also referred to herein as “CETL”, entered into and consummated an agreement with Beijing Ezagoo Shopping Holding Limited, also referred to herein as “BESH”, and Ruiyin (Shenzhen) Financial Leasing Limited, also referred to herein as “RFLL”, whereas CETL has the option to purchase all of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), a Chinese, “PRC” Company, from RFLL and BESH. These equity interests would make up 100% of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is considered to be a variable interest entity, also referred to herein as a “VIE”, to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.1, titled, “Call Option Agreement”.

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have given CETL the right to appoint management of CETL to act as proxy to existing shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). This gives management of CETL the ability to conduct and control company affairs of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). Actions which management of CETL may be able to carry out include, but are not limited to, exercising voting rights as proxy of the existing shareholder(s), appointing new directors, hiring new management, and carrying out corporate actions. More information regarding this agreement can be found in exhibit 10.2, titled, “Shareholder’ Voting Rights Proxy Agreement.”

On July 20, 2018 CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have engaged CETL to provide management, financial, and other business services to Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). CETL is to be compensated with 100% of all profits generated by Hunan Ezagoo Zhicheng Internet Technology Limited. This Agreement is effective as of July 20, 2018 and will continue in effect for a period of ten (10) years (the “Initial Term”), and for succeeding periods of the same duration (each, “Subsequent Term”), until terminated by one of the following means either during the Initial Term or thereafter: Mutual Consent, Termination by CETL, Breach or Insolvency. Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is considered to be a variable interest entity to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.3, titled, “Management Services Agreement.”

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have pledged their equity interests in Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), to CETL. More information regarding this agreement can be found in exhibit 10.4, titled, “Equity Pledge Agreement.”

On July 20, 2018, CETL entered into a loan agreement with BESH and RFLL wherein CETL will loan the amount of approximately CNY$100,000 (Chinese Yuan) to BESH and RFLL, all of which shall be used for the benefit of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). The total amount of the loan is due on, or before, December 31, 2018. More information regarding this agreement can be found in exhibit 10.5, titled, “Loan Agreement.”

Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is the Company through which we operate, and which shares our business plan to provide video advertising on buses & the Mobile APP.

On July 31, 2018 Xin Yang was appointed Chief Financial Officer of the Company.

EZAGOO LIMITED and its subsidiaries are hereinafter referred to as the “Company”.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

As of December 31, 2020, the Company suffered an accumulated deficit of $2,832,820 and net loss of $683,841. The continuation of the Company as a going concern through December 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of consolidated presentation

These consolidated financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s fiscal year end is December 31. The Company’s financial statements are presented in U.S. dollars.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended December 31,
	2020	2019
Period-end CNY: US$1 exchange rate	6.53	6.97
Period-average CNY: US$1 exchange rate	6.90	7.01
Period-end HK$: US$1 exchange rate	7.75	7.75
Period-average HK$: US$1 exchange rate	7.75	7.75

●	Related parties

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expense over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $91,694, lease liabilities for operating leases of $102,320, and $10,626 adjustment to accumulated deficit. After the adoption, $0 of operating lease right-of-use assets and $0 of lease liabilities for operating leases, and $0 of adjustment to accumulated deficit were reflected to December 31, 2020 financial statements. See Note 15 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

●	Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively for us for the year ending December 31, 2020 and interim reporting periods during the year ending December 31, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. PROPERTY, PLANT AND EQUIPMENT

	As of December 31
	2020	2019
Office equipment	$42,332	$40,977
Less: Accumulated depreciation	(20,202)	(9,159)
Property, plant and equipment, net	$22,130	$31,318

Depreciation expense, classified as operating expenses, was $11,043 and $9,159 for the twelve months ended December 31, 2020 and December 31, 2019, respectively.

5. ACCOUNT RECEIVABLES, NET

As of December 31, 2020 and 2019, our account receivables are both $0. Account receivables allowance is $0 and $2,140 as of December 31, 2020 and 2019, respectively.

6. AMOUNT DUE FROM RELATED PARTY

As of December 31, 2020 and 2019, the amount due from related party are $689,427 and $63,444, respectively. It was expected to be settled by the related parties in the second quarter of year 2021.

7. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of December 31,
	2020	2019
Prepayments	$19,240	$31,310

Total deposits, prepayments and other receivables	$19,240	$31,310

As of December 31, 2020, the balance $19,240 represented an outstanding prepayment which included social security fee, bus monitors maintenance fee and employee receivables. As of December 31, 2019, the balance $31,310 represented outstanding prepaid expenses which included social security fee, bus monitors maintenance fee, and management fee.

8. ACCOUNT PAYABLE

Account payable consisted of the following:

	As of December 31,
	2020	2019
Account payable	$18,534	$14,254

Total	$18,534	$14,254

As of December 31, 2020 and 2019, our account payable are $18,534 and $14,254, respectively. The account payable balance includes payable to the vendors for bus screen terminal platform fee. It was expected to be paid in the second quarter in 2021.

9. ACCRUAL, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrual, other payable and deposits received consisted of the following:

	As of December 31,
	2020	2019
		(reclassified)
Accrual	$28,676	$1,676
Other payable	157,448	11,463
Deposits received from customers	336,594	476,911

Total other payable and accrued liabilities	$522,718	$490,050

Accrual include the audit fee & other accrued expenses. Other payable include the PRC tax payable, social insurance fee and housing fund, bus screen repair fee, accrued property management fee and employee payable. Deposits received from customers are advertisement service fee paid in advance by customers.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. DEFERRED REVENUE

	As of December 31,
	2020	2019
Deferred revenue	$1,585,905	$-

Total deferred revenue	$1,585,905	$-

As of December 31, 2020 and 2019, our deferred revenue are $1,585,905 and $0, respectively. These deferred revenue were expected to be recognized as revenue during the year 2021.

11. AMOUNT DUE TO DIRECTOR

For the years ended December 31, 2020 and the years ended December 31, 2019, a director of the Company advanced $35,107 and $23,127 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

12. AMOUNT DUE (FROM) TO RELATED PARTIES

	As of December 31,
	2020	2019
Amount due to related party B	$228,079	$213,735
Amount due to related party C	24,690	23,137
Amount due to related party D	16,849	15,789
Amount due to related party E	131,013	122,774
Amount due to related party F	-	716,113
Amount due to related party G	279,137	261,582
Amount due to related party H	7,922	33,692
Amount due to related party I	1,559	1,473
Amount due to related party J	222,099	21,531
Amount due to related party K	41,356	41,626
Amount due to related party L	14,668	14,668
Total	$967,372	$1,466,120

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the years ended ended December 31, 2020 and the years ended December 31, 2019, related party B advanced $228,079 and $213,735 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). For the years ended ended December 31, 2020 and the years ended December 31, 2019, related party C advanced $24,690 and $23,137 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). For the years ended ended December 31, 2020 and the years ended December 31, 2019, related party D advanced $16,849 and $15,789 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the years ended December 31, 2020 and the years ended December 31, 2019, related party E advanced $131,013 and $122,774 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). For the years ended December 31, 2020, the Company advanced $689,427 to related party F, as compared to the related party F advanced $716,113 to the Company for the years ended December 31, 2019, both are as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose. It was expected to be repay from the related parties in the second quarter of year 2021.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the years ended December 31, 2020 and the years ended December 31, 2019, related party G advanced $279,137 and $261,582 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), Beijing Ezagoo Industrial Development Group Holding Limited (formerly known as Beijing Ezagoo Shopping Holding Limited) owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the years ended December 31, 2020 and the years ended December 31, 2019, related party H advanced $7,922 and $33,691 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited (formerly known as Beijing Ezagoo Shopping Holding Limited), which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this Company. For the years ended December 31, 2020 and the years ended December 31, 2019 related party I advanced $1,559 and $1,473 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited (formerly knwon as Beijing Ezagoo Shopping Holding Limited). It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). For the years ended December 31, 2020 and the years ended December 31, 2019 related party J advanced $222,099 and $21,531 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Beijing Ezagoo Industrial Development Group Holding Limited (formerly knwon as Beijing Ezagoo Shopping Holding Limited). Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the years ended December 31, 2020 and the years ended December 31, 2019 related party K advanced $41,356 and $41,626 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is a shareholder of Beijing Ezagoo Industrial Development Group Holding Limited (formerly knwon as Beijing Ezagoo Shopping Holding Limited), owns 100% of Ezagoo B&R (HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the year ended December 31, 2020 and the years ended December 31, 2019 related party L advanced $14,668 and $14,668 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

During the year ended December 31, 2020, related parties imputed interest was $12,215.

13. INCOME TAXES

For the years ended December 31, 2020 and December 31, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	For the year ended December 31,
	2020		2019
Tax jurisdictions from:	$		$
- Local		(71,205)		(21,841)
- Foreign, representing
Seychelles		-		-
Hong Kong		(24,067)		(23,442)
China (CETL)		2		63
China		(2,737,550)		(2,103,759)

Income/(loss) before income tax		$(2,832,820)		$(2,148,979)

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

For the year ended December 31,
	2020		2019
Current:	$		$
- Local		-		-
- Foreign		-		-

Deferred:
- Local		-		-
- Foreign		-		-

Income tax expense	$			$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. the Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America and the tax rate is 21%. As of December 2020, the operations in the United States of America incurred $71,205 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $0 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

People’s Republic of China

Changsha Ezagoo Technology Limited and Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

	As of December 31,
	2020		2019
Deferred tax assets:	$		$
Net operating loss carryforwards
– United States of America		14,953		4,587
– Hong Kong		3,971		3,868
– The PRC (CETL)		(1)		(16)
– The PRC		684,388		525,939
		703,311		534,378
Less: valuation allowance		(703,311)		(534,378)
Deferred tax assets		$-		$-

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. CONCENTRATIONS OF RISK

(a) Major customers

For the year ended December 31, 2020, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the year ended December 31, 2020		As of December 31, 2020
	Revenues	Percentage of revenues	Accounts receivable
Customer J	$41,180	18%	$-
Customer K	25,009	11%	-
Total:	$66,189	29%	$-

For the year ended December 31, 2019, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the year ended December 31, 2019		As of December 31, 2019
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$86,158	41%	$-
Customer B	52,209	25%	-
Customer C	34,235	16%	-
Customer D	22,681	11%	-
Total:	$195,283	93%	$-

(b) Major vendors

For the year ended December 31, 2020, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the year ended December 31, 2020		As of December 31, 2020
	Purchases	Percentage of purchases	Accounts payable
Vendor E	$51,281	50%	$20,678
Total:	$51,281	50%	20,678

For the year ended December 31, 2019, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the year ended December 31, 2019		As of December 31, 2019
	Purchases	Percentage of purchases	Accounts payable
Vendor A	$10,180	10%	$-
Vendor B	38,017	25%	-
Vendor C	51,353	34%	12,918
Vendor D	24,028	16%	3,345
Total:	$83,400	85%	16,263

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. OPERATING LEASE

The Company has an operating lease agreement for the office space with lease terms of 3 years. The Company paid month by month rent as of December 31, 2020 after the lease ends. The Company does not have any other leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For the year ended December 31, 2020, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

As of December 31, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$51,126

Other Information
Cash paid for amounts included in the measurement of lease liabilities for 2020	$56,807
Weighted average remaining lease term – operating leases (in years)	-
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$-
Total operating lease assets	$-

Short-term operating lease liabilities	$-
Total operating lease liabilities	$-

Maturities of the Company’s lease liabilities are as follows:

Year ending December 31,	Operating Lease
2021	-
Total lease payments	-
Less: Imputed interest/present value discount	-
Present value of lease liabilities	-

Lease expenses were $51,126 and $54,922 during the year ended December 31, 2020 and 2019, respectively.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. COMMON STOCK

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

As of December 31, 2020, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

17. ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of December 31, 2020, the Company has a total additional paid-in capital - capital contribution balance of $1,308,646. It includes $725,690 capital contribution from related party J and $8,949 for service contracts where the performance obligation is not able to recognize, capital contribution is recorded for any payments received in 2018 and $39,368 capital contribution as the performance obligation is not able to recognize in 2017.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited (formerly known as Beijing Ezagoo Shopping Holding Limited). It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited).

18. SUBSEQUENT EVENTS

On March 3, 2021, the Company incorporated a branch company of Beijing Ezagoo Industrial Development Group Holding Limited (formerly known as Beijing Ezagoo Shopping Holding Limited), named Changsha Branch of Beijing Ezagoo Industrial Development Group Holding Limited. It’s registered & office address is NO. 168, TONG ZI PO XI LU, YUELU DISTRICT CHANGSHA, HUNAN 410205, CHINA.

On March 23, 2021, the Company has an new operating lease agreement for the office space in Beijing China with lease terms of 2 years 8 months and 17 days, which has an amonut of RMB3,340,281 (approximately USD 511,636) lease obligation as of March 23, 2021. The new office address is NO.16, BENSI HUTONG, DONGCHENG DISTRICT. BEIJING 100010, CHINA.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the year ending December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

24

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

Risks Related to our Business

We rely entirely on the operations of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). Any successes or failures of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) will directly impact our financial condition and may cause your investment to be either positively or negatively impacted.

At present, we share the same business plan as, and rely entirely upon, Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). Any successes or failures of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) will directly impact our financial condition and may cause your investment to be either positively or negatively impacted. Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is considered a variable interest entity through which we operate exclusively at this time and we have been deemed to currently be a direct beneficiary of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). As such, in the event that the business of operations of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) were to fail, then our own business would, in turn, fail as well. We would be forced to either drastically alter our business strategy, or we would likely cease operations entirely, which could result in the whole or partial loss of any investments made in the Company.

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

25

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

26

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

27