Form 10-Q
period 2021-03-31
Ezagoo Ltd
filed 2021-05-24
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 23, 2021.

Class	Outstanding at May 23, 2021
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$533,332	$824,733
Amount due from related party	886,801	689,427
Deposits paid, prepayments and other receivables	25,197	19,240
Total current assets	1,445,330	1,533,400

NON-CURRENT ASSETS
Plant and equipment, net	19,522	22,130
Operating lease right-of-use assets	465,102	-

TOTAL ASSETS	$1,929,954	$1,555,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,895	$18,534
Accrued expenses, other payable and deposits received	493,307	522,718
Amount due to the related parties	1,113,809	967,372
Amount due to a director	35,036	35,107
Deferred revenue	1,298,997	1,585,905
Operating lease liabilities, current portion	123,500	-
Total current liabilities	3,076,544	3,129,636

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	345,401	-

TOTAL LIABILITIES	$3,421,945	$3,129,636

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 and 119,956,826 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	11,996	11,996
Additional paid-in capital	1,304,064	1,308,646
Accumulated other comprehensive income	(59,071)	(61,928)
Accumulated deficit	(2,748,980)	(2,832,820)
TOTAL STOCKHOLDERS’ DEFICIT	(1,491,991)	(1,574,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,929,954	$1,555,530

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

	Three months Ended March 31
	2021	2020

REVENUES	$452,254	$5,318
COST OF REVENUES (including $161,806 & $0 of related party costs for the three months ended March 31, 2021 & 2020, respectively)	(179,343)	(33,577)
GROSS PROFIT (LOSS)	272,911	(28,259)

OPERATING EXPENSES	(198,701)	(165,497)

PROFIT (LOSS) FROM OPERATIONS	74,210	(193,756)

Other income (expense):
Other income	5,155	-
Interest income (expense)	4,475	(16,636)
Total other income (expense)	9,630	(16,636)

Net profit (loss) from operations	83,840	(210,392)
Income tax expense	-	-
Net profit (loss)	$83,840	$(210,392)

Other comprehensive income:
- Foreign currency translation adjustment	2,857	-
COMPREHENSIVE LOSS	$86,697	$(210,392)
Net loss per share- Basic and diluted	$0.00	$(0.00)
Weighted Average Number of shares outstanding	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(unaudited)

For the three months ended March 31, 2021

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of January 1, 2021 (audited)	119,956,826	11,996	1,308,646	(2,832,820)	(61,928)	(1,574,106)
Imputed interest income	-	-	(4,582)			(4,582)
Net profit	-	-	-	83,840	-	83,840
Other comprehensive gain	-	-	-		2,857	2,857
Balance as of March 31, 2021 (unaudited)	119,956,826	11,996	1,304,064	(2,748,980)	(59,071)	(1,491,991)

For the three months ended March 31, 2020

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of January 1, 2020 (audited)	119,956,826	11,996	1,308,646	(2,148,979)	56,500	$(771,837)
Net loss	-	-	-	(210,392)	-	(210,392)
Other comprehensive gain	-	-	-		24,546	24,546
Balance as of March 31, 2020 (unaudited)	119,956,826	11,996	1,308,646	(2,359,371)	81,046	(957,683)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)	$83,840	$(210,392)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,608	2,412
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(5,957)	19,847
Amount due from a related parties	(197,374)	38,539
Accounts payable	(6,639)	16,232
Accrued liabilities and other payable	52,858	33,315
Receipts in advance	(82,269)	-
Deferred income	1,298,997	-
Operating lease ROU assets	(465,102)	(13,246)
Operating lease liabilities	449,608	14,778
Income tax payable	-	(5,639)
Net cash provided by (used in) operating activities	1,130,570	(104,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Imputed interests	(4,582)	-
Repayment to related parties	(486,764)	(386,616)
Repayment to a director	(933,482)	(5,318)
Net cash used in financing activities	(1,424,828)	(391,934)

Effect of exchange rate changes on cash and cash equivalents	2,857	(4,158)

Net change in cash and cash equivalents	(291,401)	(500,246)
Cash and cash equivalents, beginning of period	824,733	1,106,420
CASH AND CASH EQUIVALENTS, END OF PERIOD	$533,332	$606,174

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

In the opinion of management, the consolidated balance sheet as of March 31, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On July 20, 2018, Changsha Ezagoo Technology Limited, the Hong Kong Company, also referred to herein as “CETL”, entered into and consummated an agreement with Beijing Ezagoo Shopping Holding Limited, also referred to herein as “BESH”, and Ruiyin (Shenzhen) Financial Leasing Limited, also referred to herein as “RFLL”, whereas CETL has the option to purchase all of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited, a Chinese, “PRC” Company, from RFLL and BESH. These equity interests would make up 100% of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited. Beijing Ezagoo Zhicheng Internet Technology Limited is considered to be a variable interest entity, also referred to herein as a “VIE”, to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.1, titled, “Call Option Agreement”.

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have given CETL the right to appoint management of CETL to act as proxy to existing shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited. This gives management of CETL the ability to conduct and control company affairs of Beijing Ezagoo Zhicheng Internet Technology Limited. Actions which management of CETL may be able to carry out include, but are not limited to, exercising voting rights as proxy of the existing shareholder(s), appointing new directors, hiring new management, and carrying out corporate actions. More information regarding this agreement can be found in exhibit 10.2, titled, “Shareholder’ Voting Rights Proxy Agreement.”

On July 20, 2018 CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have engaged CETL to provide management, financial, and other business services to Beijing Ezagoo Zhicheng Internet Technology Limited. CETL is to be compensated with 100% of all profits generated by Beijing Ezagoo Zhicheng Internet Technology Limited. This Agreement is effective as of July 20, 2018 and will continue in effect for a period of ten (10) years (the “Initial Term”), and for succeeding periods of the same duration (each, “Subsequent Term”), until terminated by one of the following means either during the Initial Term or thereafter: Mutual Consent, Termination by CETL, Breach or Insolvency. Beijing Ezagoo Zhicheng Internet Technology Limited is considered to be a variable interest entity to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.3, titled, “Management Services Agreement.”

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have pledged their equity interests in Beijing Ezagoo Zhicheng Internet Technology Limited, to CETL. More information regarding this agreement can be found in exhibit 10.4, titled, “Equity Pledge Agreement.”

On July 20, 2018, CETL entered into a loan agreement with BESH and RFLL wherein CETL will loan the amount of approximately CNY$100,000 (Chinese Yuan) to BESH and RFLL, all of which shall be used for the benefit of Beijing Ezagoo Zhicheng Internet Technology Limited. The total amount of the loan is due on, or before, December 31, 2018. More information regarding this agreement can be found in exhibit 10.5, titled, “Loan Agreement.”

On March 3, 2021, incorporated a branch company of Beijing Ezagoo Industrial Development Group Holding Limited, named Changsha Branch of Beijing Ezagoo Industrial Development Group Holding Limited, to carry out the business in Changsha Hunan, China.

Beijing Ezagoo Zhicheng Internet Technology Limited and the Changsha Branch of Beijing Ezagoo Industrial Development Group Holding Limited are the company through which we operate, and which shares our business plan to provide video advertising on buses.

On July 31, 2018 Xin Yang was appointed Chief Financial Officer of the Company.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2021, the Company suffered an accumulated deficit of $2,748,980 and continuously incurred a net operating profit of $83,840 for the three months ended March 31, 2021. The continuation of the Company as a going concern through December 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees advertising production cost and internet data fees.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended March 31, 2021. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2021	2020
Period-end CNY: US$1 exchange rate	6.55	7.08
Period-average CNY: US$1 exchange rate	6.48	6.98
Period-end HK$: US$1 exchange rate	7.75	7.75
Period-average HK$: US$1 exchange rate	7.77	7.77

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. After the adoption, $465,102 of operating lease right-of-use assets and $468,901 of lease liabilities for operating leases, and $3,799 of adjustment to accumulated deficit were reflected to March 31, 2021   financial statements. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Office equipment	$42,332	$42,332
Accumulated depreciation	(22,810)	(20,202)
Property and equipment, net	$19,522	$22,130

Depreciation expense, classified as operating expenses, was $2,608 and $2,412 for the three months ended March 31, 2021 and 2020, respectively.

Accumulated depreciation for the three months ended March 31, 2021 and for year ended December 31, 2020 were $22,810 and $20,202, respectively.

NOTE 6 - AMOUNT DUE FROM RELATED PARTY

As of March 31, 2021, and December 31,2020, our amount due from related party are $886,801 and $689,427, respectively. It was expected to be settled by the related parties in the second quarter of year 2021.

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Prepaid expenses	$25,197	$19,240

Total prepaid expenses and other receivables	$25,197	$19,240

As of March 31, 2021, the balance $25,197 represented an outstanding prepaid expenses and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

As of December 31, 2020, the balance $19,240 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

NOTE 8 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Account payables	$11,895	$18,534

Total	$11,895	$18,534

The account payables balance of $11,895 includes $13,735 payables to a vendor for bus screen terminal platform fee. It was expected to be paid in the second quarter in 2021.

NOTE 9 – ACCRUED EXPENSES, OTHER PAYABLE AND DEPOSITS RECEIVED

Other payable consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Accrued expenses	$7,176	$28,676
Other payable	210,306	157,448
Deposits received from customers	275,825	336,594

Total	$493,307	$522,718

Accrued expenses include the audit fee & other accrued expenses. Other payable include the PRC tax payable, social insurance fee and housing fund, bus screen repair fee, accrued property management fee and employee payable. Deposits received from customers are advertisement service fee paid in advance by customers.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 10 - DEFERRED REVENUE

As of March 31, 2021 and December 31, 2020, our deferred revenue are $1,298,997 and $1,585,905, respectively. These deferred revenue were expected to be recognized as revenue during the year 2021 and the first quarter of year 2022.

NOTE 11 - DUE TO RELATED PARTIES

	As of
	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Amount due to related party B	$227,238	$228,079
Amount due to related party C	24,599	24,690
Amount due to related party D	16,708	16,849
Amount due to related party E	130,531	131,013
Amount due to related party G	278,107	279,137
Amount due to related party H	7,893	7,922
Amount due to related party I	3,504	1,559
Amount due to related party J	209,264	222,099
Amount due to related party K	41,204	41,356
Amount due to related party L	14,668	14,668
Amount due to related party M	160,093	-

Total	$1,113,809	$967,372

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. For the three months ended March 31, 2021 and the years ended December 31, 2020, related party B advanced $227,238 and $228,079 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited. For the three months ended March 31, 2021 and the years ended December 31, 2020, related party C advanced $24,599 and $24,690 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. For the three months ended March 31, 2021 and the years ended December 31, 2020, related party D advanced $16,708 and $16,849 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. For the three months ended March 31, 2021 and the years ended December 31, 2020, related party E advanced $130,531 and $131,013 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. For the three months ended March 31, 2021 and the years ended December 31, 2020, related party F advanced $886,801 and $689,427 from the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose. And it’s expected be settle by them in the second quarter of year 2021.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. For the three months ended March 31, 2021 and the years ended December 31, 2020, related party G advanced $278,107 and $279,137 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. For the three months ended March 31, 2021 and the years ended December 31, 2020, related party H advanced $7,893 and $7,922 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the three months ended March 31, 2021 and the years ended December 31, 2020 related party I advanced $3,504 and $1,559 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited. For the three months ended March 31, 2021 and the years ended December 31, 2020 related party J advanced $209,264 and $222,099 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. For the three months ended March 31, 2021 and the years ended December 31, 2020 related party K advanced $41,204 and $41,356 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, owns 100% of Ezagoo B&R(HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the three months ended March 31, 2021 and the years ended December 31, 2020 related party L advanced $14,668 and $14,668 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. For the three months ended March 31, 2021 and the years ended December 31, 2020, the Company has $160,093 and $0 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

During the period ended March 31, 2021, related parties imputed interest income of $4,475, and related party cost of revenue of 161,806.

NOTE 12 - DUE TO DIRECTOR

For the three months ended March 31, 2021 and the years ended December 31, 2020, a director of the Company advanced $35,036 and $35,107 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 13 - CONCENTRATIONS OF RISK

(a) Major customers

For the three months ended March 31, 2021, there are the customers that is more than 10% showing below of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended March 31, 2021		As of March 31, 2021
	Revenues	Percentage of revenues	Accounts receivable
Customer J	$47,312	10%	$-

Total:	$47,312	10%	$-

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three months ended March 31, 2021, the vendors who accounted for more than 10% of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended March 31, 2021		As of March 31, 2021
	Purchases	Percentage of Purchases	Accounts payable
Vendor H	$161,806	90%	$160,096

Total:	$161,806	90%	$160,096

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

NOTE - 14 OPERATING LEASE

The Company has two operating lease agreement for the office space, one is in Beijing China with lease term of 2 years 8 months and 17 days, one is in Changsha, Hunan China that paid month by month rent as of March 31, 2021 after the lease ends. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For three months ended March 31, 2021, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Three months Ended March 31, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$14,675

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2021	$14,728
Weighted average remaining lease term – operating leases (in years)	2.58
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$465,102
Total operating lease assets	$468,901

Short-term operating lease liabilities	$123,500
Long-term operating lease liabilities	$345,401
Total operating lease liabilities	$468,901

Maturities of the Company’s lease liabilities are as follows:

Period ending March 31,	Operating Lease
2021 (remaining 9 months)	136,446
2022	190,759
2023	167,974
Total lease payments	495,179
Less: Imputed interest/present value discount	(26,278)
Present value of lease liabilities	468,901

For three months ended March 31, 2020, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Three months Ended March 31, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$13,791

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2020	$15,106
Weighted average remaining lease term – operating leases (in years)	0.67
Average discount rate – operating leases	4.35%
The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Right-of-use assets	$35,605
Total operating lease assets	$35,605

Short-term operating lease liabilities	$39,633
Long-term operating lease liabilities	$-
Total operating lease liabilities	$39,633

Maturities of the Company’s lease liabilities are as follows:

Period ending March 31,	Operating Lease
2020 (remaining 9 months)	40,283
2021	-
Total lease payments	40,283
Less: Imputed interest/present value discount	(650)
Present value of lease liabilities	39,633

Lease expenses were $0 and $13,791 during the three months ended March 31, 2021 and 2020, respectively.

NOTE 15 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of March 31, 2021, the Company has a total additional paid-in capital - capital contribution balance of $1,304,064. It includes $725,690 capital contribution from related party J.

As of December 31, 2020, the Company has a total additional paid-in capital - capital contribution balance of $1,308,646. It includes $725,690 capital contribution from related party J.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the Three months ended March 31, 2021

For the three ended March 31, 2021, we realized revenue in amount of $452,254, while for the three months ended March 31, 2020, we realized revenues in the amount of $5,318. Our gross profit for the three months ended March 31, 2021 were $272,911, which is gross losses of $28,259 for the three months ended March 31, 2020. The increase in revenue & profit is the Company’s business development is on track, and the cost-effective services have price advantage in market that can attract more customers.

Result of operation for the three months ended March 31, 2021, we realized cost of revenue in amount of $179,343, while for the three months ended March 31, 2020, we realized cost of revenues in the amount of $33,577. The advertising production costs increased when the revenue was increased, since the customers’ materials were not fit for the standards for displaying the bus advertising & APP advertising, so the Company need to edit and produce the advertisements.

The overall gross profit (or loss) for the Company was $272,911 and negative $28,259 for the three months ended March 31, 2021 and 2020, respectively. Gross profit (or loss) as a percentage of total revenues was 60% and negative 5313% for the same period ended March 31, 2021 and 2020, respectively. During year 2021, the Company entered into more agreements with more customers than during year 2020.

Our net profit for the three months ended March 31, 2021 were $83,840, while net loss for the three months ended March 31, 2020 were $210,392. We attribute this increase due to the increasing in revenue.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $533,332. We have negative operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

2

Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities was $1,130,570, compared to net cash used in operating activities of $104,154 for the three months ended March 31, 2020. The increase in cash provided by operating activities was mainly for deferred revenue.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $0, compared to net cash used in investing activities of $0 for the three months ended March 31, 2020.

Financing Activities

For the three months periods ended March 31, 2021 net cash used in financing activities was $1,424,828 resulted from repayment to director and related parties. For the three months periods ended March 31, 2020, net cash used in finance activities was $391,934.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2021.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Additional Information

VIE STRUCTURE AND ARRANGEMENTS

Foreign ownership in companies providing media advertising services is subject to certain restrictions under PRC laws and regulations. To comply with the PRC laws and regulations, we, through our wholly-owned subsidiary, Changsha Ezagoo Technology Limited (CETL), entered into a set of contractual arrangements with Beijing Ezagoo Zhicheng Internet Technology Limited (BEZL) and its shareholders. The contractual arrangements between CETL, HEZL and shareholders of HEZL allow us to:

1.	exercise effective control over BEZL whereby having the power to direct BEZL’s activities that most significantly drive the economic results of BEZL

2.	receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks and expected losses from BEZL as if it was their sole shareholder; and

3.	have an exclusive option to purchase all of the equity interests in BEZL.

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

3

In accordance with the contractual agreements among between CETL, BEZL and shareholders of BEZL allow us to:

1.	exercise effective control over BEZL whereby having the power to direct BEZL’s activities that most significantly drive the economic results of BEZL;

2.	receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks and expected losses from BEZL as if it was their sole shareholder;

3.	and have an exclusive option to purchase all of the equity interests in BEZL.

We believe that the contractual arrangements among CETL, BEZL and the shareholders of BEZL are in compliance with PRC law and are legally enforceable. However, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements and if the shareholders of our consolidated VIE were to reduce their interest in us, their interests may diverge from ours and that may potentially increase the risk that they would seek to act contrary to the contractual terms.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: May 24, 2021

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6