Form 10-Q
period 2021-06-30
Ezagoo Ltd
filed 2021-08-16
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2021.

Class	Outstanding at August 16, 2021
Common Stock, $.0001 par value	119,956,826

2

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$878,745	$824,733
Amount due from related party	489,429	689,427
Deposits paid, prepayments and other receivables	71,004	19,240
Total current assets	1,439,178	1,533,400

NON-CURRENT ASSETS
Plant and equipment, net	16,469	22,130
Operating lease right-of-use assets	432,839	-

TOTAL ASSETS	$1,888,486	$1,555,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,767	$18,534
Accrued expenses, other payable and deposits received	393,207	522,718
Amount due to the related parties	1,430,528	967,372
Amount due to a director	35,316	35,107
Deferred revenues	1,073,708	1,585,905
Operating lease liabilities, current portion	85,776	-
Total current liabilities	3,030,302	3,129,636

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	350,439	-

TOTAL LIABILITIES	$3,380,741	$3,129,636

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 and 119,956,826 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	11,996	11,996
Additional paid-in capital	1,304,881	1,308,646
Accumulated other comprehensive income	(76,853)	(61,928)
Accumulated deficit	(2,732,279)	(2,832,820)
TOTAL STOCKHOLDERS’ DEFICIT	(1,492,255)	(1,574,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,888,486	$1,555,530

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

REVENUES	$440,282	$39,026	$892,536	$44,344

COST OF REVENUES
-Related Party	(123,056)	-	(284,862)	-
-Non-related Parties	(15,666)	(26,292)	(33,203)	(59,869)
	(138,722)	(26,292)	(318,065)	(59,869)

GROSS PROFIT (LOSS)	301,560	12,734	574,471	(15,525)

OPERATING EXPENSES	(274,135)	(195,871)	(472,836)	(361,368)

PROFIT (LOSS) FROM OPERATIONS	27,425	(183,137)	101,635	(376,893)

Other income (expense):
Other income	10	2,881	5,165	2,881
Interest income (expense)	(10,734)	(16,887)	(6,259)	(33,523)
Total other income (expense)	(10,724)	(14,006)	(1,094)	(30,642)

Net profit (loss) from operations	16,701	(197,143)	100,541	(407,535)

Income tax expense	-	-	-	-

Net profit (loss)	$16,701	$(197,143)	$100,541	$(407,535)

Other comprehensive (loss) income:
- Foreign currency translation adjustment	(17,782)	(4,745)	(14,925)	19,901

COMPREHENSIVE LOSS (PROFIT)	$(1,081)	$(201,888)	$85,616	$(387,634)
Net loss (profit) per share- Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted Average Number of shares outstanding	119,956,826	119,956,826	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended June 30, 2021

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of April 1, 2021 (Unaudited)	119,956,826	11,996	1,304,064	(2,748,980)	(59,071)	(1,491,991)
Imputed interest income	-	-	817			817
Net profit	-	-	-	16,701	-	16,701
Other comprehensive gain	-	-	-		(17,782)	(17,782)
Balance as of June 30, 2021 (Unaudited)	119,956,826	11,996	1,304,881	(2,732,279)	(76,853)	(1,492,255)

For the three months ended June 30, 2020

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of April 1, 2020 (Audited)	119,956,826	11,996	1,308,646	(2,359,371)	81,046	(957,683)
Net loss	-	-	-	(197,143)	-	(197,143)
Cumulative effect of adoption of new accounting principle	-	-	-	(2,523)	-	(2,523)
Other comprehensive gain	-	-	-	-	(2,222)	(2,222)
Balance as of June 30, 2020 (Unaudited)	119,956,826	11,996	1,308,646	(2,559,037)	78,924	(1,159,471)

For the Six months ended June 30, 2021

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of January 1, 2021 (Audited)	119,956,826	11,996	1,308,646	(2,832,820)	(61,928)	(1,574,106)
Imputed interest income	-	-	(3,765)			(3,765)
Net profit	-	-	-	100,541	-	100,541
Other comprehensive gain	-	-	-		(14,925)	(14,925)
Balance as of June 30, 2021 (Unaudited)	119,956,826	11,996	1,304,881	(2,732,279)	(76,853)	(1,492,255)

For the Six months ended June 30, 2020

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE GAIN	TOTAL EQUITY
Balance as of January 1, 2020 (Audited)	119,956,826	11,996	1,308,646	(2,148,979)	56,500	$(771,837)
Net loss	-	-	-	(407,535)	-	(407,535)
Cumulative effect of adoption of new accounting principle	-	-	-	(2,523)	-	(2,523)
Other comprehensive gain	-	-	-	-	22,424	22,424
Balance as of June 30, 2020 (Unaudited)	119,956,826	11,996	1,308,646	(2,559,037)	78,924	(1,159,471)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)	$100,541	$(407,535)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,661	4,639
Imputed interests	(3,765)	-
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(51,764)	(4,347)
Amount due from related parties	199,998	-
Accounts payable	(6,767)	12,125
Accrued liabilities and other payable	(19,291)	52,920
Receipts in advance	(110,220)	(29,555)
Deferred revenues	(512,197)	-
Operating lease ROU assets	(432,839)	(30,125)
Operating lease liabilities	436,215	27,020
Income tax payable	-	(5,646)
Net cash used in operating activities	(394,428)	(380,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to related parties	463,156	(167,474)
Repayment to a director	209	(251)
Net cash provided by (used in) financing activities	463,365	(167,725)

Effect of exchange rate changes on cash and cash equivalents	(14,925)	19,898

Net change in cash and cash equivalents	54,012	(528,331)
Cash and cash equivalents, beginning of period	824,733	1,106,420
CASH AND CASH EQUIVALENTS, END OF PERIOD	$878,745	$578,089

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

In the opinion of management, the consolidated balance sheet as of June 30, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

As of June 30, 2021, the Company suffered an accumulated deficit of $2,732,279 for the six months ended June 30, 2021. The continuation of the Company as a going concern through December 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the three months ended June 30, 2021. The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Translation of amounts from CNY into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2021	2020
Period-end CNY: US$1 exchange rate	6.46	7.08
Period-average CNY: US$1 exchange rate	6.47	6.98
Period-end HK$: US$1 exchange rate	7.76	7.75
Period-average HK$: US$1 exchange rate	7.76	7.77

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. After the adoption, $432,839 of operating lease right-of-use assets and $436,215 of lease liabilities for operating leases, and $3,376 of adjustment to accumulated other comprehensive income were reflected to June 30, 2021 financial statements. See Note 14 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

●	Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with it carrying amount. The new guidance is effective prospectively for us for the year ending June 30, 2021 and interim reporting periods during the year ending June 30, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Office equipment	$42,332	$42,332
Accumulated depreciation	(25,863)	(20,202)
Property and equipment, net	$16,469	$22,130

Depreciation expense, classified as operating expenses, was $5,661 and $4,639 for the six months ended June 30, 2021 and 2020, respectively.

Accumulated depreciation for the six months ended June 30, 2021 and for year ended December 31, 2020 were $25,863 and $20,202, respectively.

NOTE 6 - AMOUNT DUE FROM RELATED PARTY

As of June 30, 2021, and December 31,2020, our amount due from related party is $489,429 and $689,427, respectively. It was expected to be settled by the related party by the end of year 2021.

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consisted of the following at June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Prepaid expenses	$71,004	$19,240

Total prepaid expenses and other receivables	$71,004	$19,240

As of June 30, 2021, the balance $71,004 represented an outstanding prepaid expenses and other receivables which included rent prepayments, social security fee, bus monitors maintenance fee, management fee and employee receivables.

As of December 31, 2020, the balance $19,240 represented an outstanding prepaid expense and other receivables which included social security fee, bus monitors maintenance fee, management fee and employee receivables.

NOTE 8 - ACCOUNT PAYABLES

Accounts payable consists of the following:

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Account payables	$11,767	$18,534

Total	$11,767	$18,534

The account payables balance of $11,767 includes $13,935 payables to a vendor for bus screen terminal platform fee. It was expected to settled them in the third quarter in 2021.

NOTE 9 – ACCRUED EXPENSES, OTHER PAYABLE AND DEPOSITS RECEIVED

Other payable consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Accrued expenses	$7,176	$28,676
Other payable	105,758	157,448
Deposits received from customers	247,874	336,594

Total	$393,207	$522,718

Accrued expenses include the audit fee & other accrued expenses. Other payable include the rent payable, PRC tax payable, social insurance fee and housing fund, bus screen repair fee, accrued property management fee and employee payable. Deposits received from customers are advertisement service fee paid in advance by customers.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 10 - DEFERRED REVENUES

As of June 30, 2021 and December 31, 2020, our deferred revenues are $1,073,708 and $1,585,905, respectively. These deferred revenues were expected to be recognized as revenue during the year 2021 and the first quarter of year 2022.

NOTE 11 - DUE TO RELATED PARTIES

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Amount due to related party B	$230,553	$228,079
Amount due to related party C	24,958	24,690
Amount due to related party D	16,952	16,849
Amount due to related party E	132,435	131,013
Amount due to related party G	282,164	279,137
Amount due to related party H	8,008	7,922
Amount due to related party I	2,550	1,559
Amount due to related party J	224,507	222,099
Amount due to related party K	41,805	41,356
Amount due to related party L	20,893	14,668
Amount due to related party M	285,459	-
Amount due to related party N	160,244	-

Total	$1,430,528	$967,372

Related party B is Hunan Ezagoo Shopping Co. Ltd., Mr. Xiaohao Tan owns 2.4% of this company, and is the Legal Company Representative of this company. As of June 30, 2021 and December 31, 2020, related party B advanced $230,553 and $228,079 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited. As of June 30, 2021 and December 31, 2020, related party C advanced $24,958 and $24,690 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan, a director of the Company. Ms. Qianwen Zhang is the Legal Company Representative of Hunan Ezagoo Internet Technology Limited. As of June 30, 2021 and December 31, 2020, related party D advanced $16,952 and $16,849 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, 98% of its equity is owned by Mr. Xiaohao Tan, a director of the Company. As of June 30, 2021 and December 31, 2020, related party E advanced $132,435 and $131,013 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Hunan Homestead Asset Management Co. Ltd., a shareholder of Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Hunan Ezagoo Internet Technology Limited. As of June 30, 2021 and December 31, 2020, related party F advanced $489,429 and $689,427 from the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose. And it’s expected be settle by them in the end of year 2021.

Related party G is Kuaile Motors Camping Site Investment Development Limited. One of the shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 92% of Hunan Kuaile Motors Camping Site Investment Development Limited. Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 8% of Hunan Kuaile Motors Camping Site Investment Development Limited and is the Legal Company Representative of this company. As of June 30, 2021 and December 31, 2020, related party G advanced $282,164 and $279,137 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited. One of the shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited, Beijing Ezagoo Shopping Holding Limited owns 90% of Hunan Yijiaren Hotel Limited, and Ms. Qianwen Zhang, spouse of Mr. Xiaohao Tan owns 10% of this company. As of June 30, 2021 and December 31, 2020, related party H advanced $8,008 and $7,922 to the company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. As of June 30, 2021 and December 31, 2020, related party I advanced $2,550 and $1,559 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited, formerly named Beijing Ezagoo Shopping Holding Limited. It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited. As of June 30, 2021 and December 31, 2020, related party J advanced $224,507 and $222,099 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a shareholder and Legal Company Representative of related party K. As of June 30, 2021 and December 31, 2020, related party K advanced $41,805 and $41,356 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, owns 100% of Ezagoo B&R(HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. As of June 30, 2021 and December 31, 2020, related party L advanced $20,893 and $14,668 to the company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of June 30, 2021 and December 31, 2020, the Company has $285,459 and $0 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which 100% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of June 30, 2021 and December 31, 2020, the Company has $160,243 and $0 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

During the period ended June 30, 2021, related parties imputed interest income of $3,765, and related party cost of revenue of 284,862.

NOTE 12 - DUE TO DIRECTOR

As of June 30, 2021 and December 31, 2020, a director of the Company advanced $35,316 and $35,107 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 13 - CONCENTRATIONS OF RISK

(a) Major customers

For the three months ended June 30, 2021, there are the customers that is more than 10% showing below of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the three months ended June 30, 2021		As of June 30, 2021
	Revenues	Percentage of revenues	Accounts receivable
Customer J	$79,579	18%	$-

Total:	$79,579	18%	$-

For the six months ended June 30, 2021, there are the customers that is more than 10% showing below of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the six months ended June 30, 2021		As of June 30, 2021
	Revenues	Percentage of revenues	Accounts receivable
Customer J	$126,974	15%	$-

Total:	$126,974	15%	$-

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For the three months ended June 30, 2021, the vendors who accounted for more than 10% of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the three months ended June 30, 2021		As of June 30, 2021
	Purchases	Percentage of Purchases	Accounts payable
Vendor H – related party M	$123,056	89%	$285,459

Total:	$123,056	89%	$285,459

For the six months ended June 30, 2021, the vendors who accounted for more than 10% of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the six months ended June 30, 2021		As of June 30, 2021
	Purchases	Percentage of Purchases	Accounts payable
Vendor H – related party M	$284,862	90%	$285,459

Total:	$284,862	90%	$285,459

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

NOTE - 14 OPERATING LEASE

The Company has two operating lease agreements for the office space, one is in Beijing China with lease term of 2 years 8 months and 17 days, one is in Changsha, Hunan China that paid month by month rent as of June 30, 2021 after the lease ends. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For six months ended June 30, 2021, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Six months Ended June 30, 2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$58,483

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2021	$59,014
Weighted average remaining lease term – operating leases (in years)	2.42
Average discount rate – operating leases	4.35%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases
Right-of-use assets	$432,839
Total operating lease assets	$432,839

Short-term operating lease liabilities	$85,776
Long-term operating lease liabilities	$350,439
Total operating lease liabilities	$436,215

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,	Operating Lease
2021 (remaining 6 months)	94,083
2022	193,541
2023	170,424
Total lease payments	458,048
Less: Imputed interest/present value discount	(21,833)
Present value of lease liabilities	436,215

For six months ended June 30, 2020, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

Six months Ended June 30, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$27,171

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2020	$30,276
Weighted average remaining lease term – operating leases (in years)	0.42
Average discount rate – operating leases	4.35%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases
Right-of-use assets	$22,435
Total operating lease assets	$22,435

Short-term operating lease liabilities	$24,958
Long-term operating lease liabilities	$-
Total operating lease liabilities	$24,958

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,	Operating Lease
2020 (remaining 5 months)	25,230
2021	-
Total lease payments	25,230
Less: Imputed interest/present value discount	(272)
Present value of lease liabilities	24,958

Lease expenses were $58,483 and $27,171 during the six months ended June 30, 2021 and 2020, respectively.

NOTE 15 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of June 30, 2021, the Company has a total additional paid-in capital - capital contribution balance of $1,304,881. It includes $725,690 capital contribution from related party J.

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

Results of Operation

For the Three and Six months ended June 30, 2021

For the three ended June 30, 2021, we realized revenue in amount of $440,282, while for the three months ended June 30, 2020, we realized revenues in the amount of $39,026. Our gross profit for the three months ended June 30, 2021 were $301,560, which is gross profit of $12,734 for the three months ended June 30, 2020.

For the six ended June 30, 2021, we realized revenue in amount of $892,536, while for the six months ended June 30, 2020, we realized revenues in the amount of $44,344. Our gross profit for the six months ended June 30, 2021 were $574,471, which is gross losses of $15,525 for the six months ended June 30, 2020. The increase in revenue & profit is the Company’s business development is on track, and the cost-effective services have price advantage in market that can attract more customers.

Result of operation for the three months ended June 30, 2021, we realized cost of revenue in amount of $138,722, while for the three months ended June 30, 2020, we realized cost of revenues in the amount of $26,292.

Result of operation for the six months ended June 30, 2021, we realized cost of revenue in amount of $318,065, while for the six months ended June 30, 2020, we realized cost of revenues in the amount of $56,869. The advertising production costs increased when the revenue was increased, since the customers’ materials were not fit for the standards for displaying the bus advertising & APP advertising, so the Company need to edit and produce the advertisements.

The overall gross profit for the Company was $301,560 and $12,734 for the three months ended June 30, 2021 and 2020, respectively. Gross profit as a percentage of total revenues was 68% and negative 33% for the same period ended June 30, 2021 and 2020, respectively.

The overall gross profit (or loss) for the Company was $574,471 and negative $15,525 for the six months ended June 30, 2021 and 2020, respectively. Gross profit (or loss) as a percentage of total revenues was 64% and negative 35% for the same period ended June 30, 2021 and 2020, respectively. During year 2021, the Company entered into more agreements with more customers than during year 2020.

Our net profit for the three months ended June 30, 2021 were $16,701, while net loss for the three months ended June 30, 2020 were $197,143.

And the net profit for the six months ended June 30, 2021 were $100,541, while net loss for the six months ended June 30, 2020 were $407,535. We attribute this increase due to the increasing in revenue.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $878,745. We have positive operating cash flows and our working capital has been and will continue to be significant. As a result, we depend substantially on our previous financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations. The Company expects its current capital resources to meet our basic operating requirements for approximately twelve months.

3

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $394,428, compared to net cash used in operating activities of $380,504 for the six months ended June 30, 2020. The increase in cash provided by operating activities was mainly for deferred revenue.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $0, compared to net cash used in investing activities of $0 for the six months ended June 30, 2020.

Financing Activities

For the six months periods ended June 30, 2021 net cash provided by financing activities was $463,365 resulted from repayment to director and related parties. For the six months periods ended June 30, 2020, net cash used in finance activities was $167,725.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have a lease agreement in place with respect to office premises in Beijing China to commence our business operations.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

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

4

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO LIMITED
(Name of Registrant)

Date: August 16, 2021

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

7