Form 10-K
period 2021-12-31
Ezagoo Ltd
filed 2022-04-22
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-1752372

EZAGOO LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	30-1077936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B127, 2/F, BLOCK B, BEIJING PUDI HOTEL, No. 7 SOUTH STREET OF JIANGUOMEN,

DONGCHENG DISTRICT, BEIJING 100000 CHINA

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code

(+86) 139 751 09168

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 22, 2022, was approximately $27.5 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Common Stock, $.0001 par value	119,956,826

Ezagoo Limited

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) is the Company through which we operate, and which shares our business plan to provide video advertising on buses and the mobile application named “Xindian” that is developed by the Company. Prior to December 31, 2016, Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) was initially a startup stage company engaged in e-commerce, offering electronics products for sale such as, but not limited to, mobile phones, tablets and related accessories. Due to continued losses from their e-commerce business activities, and high competition in the industry, BEZL discontinued all e-commerce business activities and sold off any remaining inventories relating to such e-commerce activities. Following December 31, 2016, the Company adopted its current business plan.

At present, the Company operates within the Chinese digital advertising network through advertisements displayed on flat-panel audiovisual television displays located on the vast network of urban bus lines in Changsha City and the mobile application named “Xindian” that was launched on October 2020.

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

The Company’s primary business activity is to display advertisements for its clients on TV screens mounted on public buses that operate in Changsha City, and the mobile application named “Xindian” that operate over the internet. The advertisements were displayed solely on 22-inch audiovisual screens that are mounted behind the bus driver’s seat, with speakers placed throughout the buses so that all passengers on the bus are able to both watch and hear advertisements. This placement of screens and speakers will ensure that all passengers inside the bus are subjected to advertisements of our clients throughout the full duration of their bus journey.

1600 screens in 500 buses run 10 hours daily while buses are traveling within Changsha City. To date, there are three main kinds of bus advertising promotion, consisting of the following:

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

Standard Advertisement Pricing

We’re going to focus on the Xindian platform since Januray 1, 2022, according to the announcement of <Approval of Changsha Municipal People’s Government on establishing Changsha Bus Group Co., LTD.> that was issued by the Changsha government on November 17, 2020, “In order to accelerate the development of the Changsha City, the local government decided to set up the Changsha Public Transportation Group Ltd, which holds Baojun Bus Co., Zhongwang Bus Co., and Tongchang Bus Co..” These mentioned Bus companies are used to be our vendors, our contracts with Zhongwang Bus Co., and Tongchang Bus Co., were expired on February 9, 2021, and April 1, 2020, respectively, and our contract were not renewed due to the merger agreement by Changsha Government and the Bus Companies. The contract with Baojun Bus Co., was expired on December 31, 2020 but we continued the bus rent on a monthly basis until December 28, 2021. The Changsha government completed the merge and acquisition at the end of 2021, which makes it very difficult for us to continue to operate in this area.

The Xindian platform is relying on strong R&D background to build a technology based on block chain, fusion merchants and user needs in the integration of social short video platform, that provides many functions, such as self-service advertising, sharing and creating short video, making money in space time, selling goods online and shopping, social networking. We aim to build an innovative service platform for industrial clusters. We focus on medical beauty and anti-aging scale that differentiate us from another short video platform.

According to the MobData, the number of medical cosmetology users in China reached 18.073 million. Among them, the users of medical beauty and anti-aging are about 64.36%, which can be estimated the number of users of medical beauty and anti-aging market in China in 2021 will be 11.63 million. In addition, according to the comprehensive calculation of user scale and consumer unit price of various medical beauty & anti-aging projects, the marker scale of medical beauty and anti-aging in China will exceed 75.5 billion yuan in 2021. The market of medical beauty and anti-aging is in the growing stage, and we believe the medical anti-aging projects in the future will become the mainstream. We will strictly control the medical beauty agency, the qualification of beauty technology, to provide and build a reliable, transparent, comprehensive medical beauty related community, that helps users to improve the medical beauty knowledge and decision-making efficiency, thus promote the rapid development platform.

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

Future Plans

In accordance with the overall Amiba transformation strategy of the Company in 2022, we have been further upgraded in the development direction of the project, with one Xindian Platform and three directions, Xin Beauty, Xin Food, Xin Farm, to build a health industry chain. It is our goal to optimize the efficiency of city services and connect to residents by creating the online advertising network in China. We aim to be a promoter and participator of a ‘health beauty’ concept. At present, we solely focus on Changsha city, but in the future, we plan to allocate funds to integrate advertisement, Xindian platform and new communication technology regionally. And we expect to reach more than 500 million users on our platform and expand to 300 cities throughout Mainland China in the next three to five years.

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

Employees

As of December 31, 2021, we have 57 employees comprised of our President Xiaohao Tan and Chief Financial Officer Xin Yang, all of which were on a full-time basis. All of our employees are based in the cities of Beijing and Changsha, where our operations are located.

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan, a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on our corporate website (http://www.ezagoo.show/ as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The foregoing website addresses are provided as inactive textual references only. We periodically provide other information for investors on our corporate website. This includes press releases and other information about financial performance and information on corporate governance. The information contained on the websites referenced in this Form 10-K is not part of this report and is not incorporated by reference into this filing.

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

COVID-19 Pandemic

COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.

In December 2019, a novel strain of coronavirus was discovered in China, which has and is continuing to spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for business combinations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team and resources could be diverted.

The potential effects of COVID-19 could also heighten the risks we face related to each of the risk factors disclosed below. As COVID-19 and its impacts are unprecedented and continuously evolving, the potential impacts to these risk factors remain uncertain. As a result, COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider may present significant risks to our operations.

Risks Related to our Business

We rely entirely on the operations of Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”). Any successes or failures of BEZL will directly impact our financial condition and may cause your investment to be either positively or negatively impacted.

At present, we share the same business plan as, and rely entirely upon, Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”). Any successes or failures of BEZL will directly impact our financial condition and may cause your investment to be either positively or negatively impacted. BEZL is considered a variable interest entity through which we operate exclusively at this time and we have been deemed to currently be a direct beneficiary of BEZL. As such, in the event that the business of operations of BEZL were to fail, then our own business would, in turn, fail as well. We would be forced to either drastically alter our business strategy, or we would likely cease operations entirely, which could result in the whole or partial loss of any investments made in the Company.

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

Risks Related to Doing Business in China

China’s political climate and economic conditions, as well as changes in government policies, laws and regulations which may be quick with little advance notice, could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China. For example, as a result of recent proposed changes in the cybersecurity regulations in China that would require certain Chinese technology firms to undergo a cybersecurity review before being allowed to list on foreign exchanges, this may have the effect of further narrowing the list of potential businesses in China’s consumer, technology and mobility sectors that we intend to focus on for our business combination or the ability of the combined entity to list in the United States.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for target services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our common stock.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our common stock may depreciate quickly. China’s social and political conditions may change and become unstable. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice.

We conduct substantially all of our business through our subsidiaries in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, these regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may change quickly with little advance notice or have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to enhance its enforcement against illegal activities in the securities markets and promote the high-quality development of capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over Chinese companies listed overseas, and to establish and improve the system of extraterritorial application of the Chinese securities laws. Since this document is relatively new, uncertainties exist in relation to how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us. It is especially difficult for us to accurately predict the potential impact on us of new legal requirements in mainland China because the Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

Such uncertainties, including any inability to enforce our contracts, together with any development or interpretation of PRC law that is adverse to us, could materially and adversely affect our business and operations. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other more developed countries. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and our investors.

The Chinese government may intervene or influence the operation of our PRC subsidiaries and exercise significant oversight and discretion over the conduct of their business and may intervene in or influence their operations at any time, or may exert more control over securities offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in operations of our PRC subsidiaries and/or the value of our common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Government actions in the future could significantly affect economic conditions in China or particular regions thereof, and could require us to materially change our operating activities or divest ourselves of any interests we hold in Chinese assets. Our business may be subject to various government and regulatory interference in the areas in which we operate. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-based overseas listed companies. As of the date of this report, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the Standing Committee of the National People’s Congress of China, or the SCNPC, promulgated the Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information. The law provides for privacy obligations of entities and individuals carrying out data activities, prohibits entities and individuals in China from providing any foreign judicial or law enforcement authority with any data stored in China without approval from the competent PRC authority, and sets forth the legal liabilities of entities and individuals found to be in violation of their data protection obligations, including rectification order, warning, fines of up to RMB10 million, suspension of relevant business, and revocation of business permits or licenses.

In early July 2021, regulatory authorities in China launched cybersecurity investigations with regard to several China-based companies that are listed in the United States. The Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ). On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from that sector.

On July 10, 2021, the CAC released the Cybersecurity Review Measures (Revised Draft for Solicitation of Comments), or the Revised Cybersecurity Measures, pursuant to which operator holding more than one million users/users’ (which is to be further specified) individual information shall be subject to cybersecurity review before listing abroad. The cybersecurity review will evaluate, among others, the risk of critical information infrastructure, core data, important data, or a large amount of personal information being influenced, controlled or maliciously used by foreign governments after going public overseas. The procurement of network products and services, data processing activities and overseas listing should also be subject to cybersecurity review if they concern or potentially pose risks to national security. According to the effective Cybersecurity Review Measures, online platform/website operators of certain industries may be identified as critical information infrastructure operators by the CAC, once they meet standard as stated in the National Cybersecurity Inspection Operation Guide, and such operators may be subject to cybersecurity review. The scope of business operations and financing activities that are subject to the Revised Cybersecurity Measures and the implementation thereof is not yet clear. As of the date of this report, we have not been informed by any PRC governmental authority of any requirement that we file for approval in connection with an offering of our common stock.

On August 17, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure.

On August 20, 2021, the SCNPC adopted the Personal Information Security Law, which took effect on November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the legal responsibilities for illegal collection, processing, and use of personal information. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

On December 28, 2021, the CAC, NDRC, and other regulatory agencies jointly issued the final version of the Revised Cybersecurity Review Measures, or the Measures, which took effect and replace the previously issued Revised Measures for Cybersecurity Review on February 15, 2022. Under the Revised Review Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

With regard to the current effective data security management regulations, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Regulations on Network Data Security Management (Draft for Comment), as an overseas listed company, we will be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to this offering, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and offerings relating to our securities. The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things.

Given that the above referenced laws, regulations and policies were recently promulgated or publicly released, their interpretation, application and enforcement are subject to substantial uncertainties.

Recent regulatory developments in China, including greater oversight and control by the CAC over data security, may subject us to additional regulatory review and any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. The PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, among other things, including adopting new measures to extend the scope of cybersecurity reviews, cracking down on illegal activities in the securities market, and expanding the efforts in anti-monopoly enforcement. The PRC government is increasingly focused on data security, recently launching cybersecurity review against a number of mobile apps operated by several U.S.-listed Chinese companies and prohibiting these apps from registering new users during the review period. We are subject to various risks and costs related to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. Such covered data is wide ranging and relates to our investors, employees, contractors and other third parties. The relevant PRC laws apply not only to third-party transactions, but also to transfers of information between Ezagoo Nevada, offshore subsidiaries, our PRC subsidiaries, and other parties with which we have commercial relations.

The PRC regulatory and enforcement regime with regard to privacy and data security is evolving. The PRC Cybersecurity Law, which was promulgated on November 7, 2016 and became effective on June 1, 2017, provides that personal information and important data collected and generated by operators of critical information infrastructure in the course of their operations in the PRC should be stored in the PRC, and the law imposes heightened regulation and additional security obligations on operators of critical information infrastructure.

On November 14, 2021, the CAC published the Regulations of Internet Data Security Management (Draft for Comments), which further regulate the internet data processing activities and emphasize the supervision and management of network data security, and further stipulate the obligations of internet platform operators, such as to establish a system for disclosure of platform rules, privacy policies and algorithmic strategies related to data. Specifically, the draft regulations require data processors to, among others, (i) adopt immediate remediation measures when finding that network products and services they use or provide have security defects and vulnerabilities, or threaten national security or endanger public interest, and (ii) follow a series of detailed requirements with respect to processing of personal information, management of important data and proposed overseas transfer of data. In addition, the draft regulations require data processors handling important data or the data processors to be listed overseas to complete an annual data security assessment and file a data security assessment report to applicable regulators. Such annual assessment, as required by the draft regulations, would encompass areas including, but not limited to, the status of important data processing, data security risks identified and the measures adopted, the effectiveness of data protection measures, the implementation of national data security laws and regulations, data security incidents that occurred and their handling, and a security assessment with respect to sharing and provision of important data overseas. As of the date of this report, the draft regulations have been released for public comment only and have not been formally adopted. The final provisions and the timeline for its adoption are subject to changes and uncertainties.

We currently operate an online ads platform, primarily engaged in provide advertisements service in our Xindian platform to our customers in China, where our customers can register as members first, and then purchase advertisements promotion plan. Our online platform collects customer information and data. Since our online platform has only been in operation for about a year, we are in the process of studying the newly issued rules and regulations governing cybersecurity and data protection and the industry best practice, as well as assessing the extent to which our information and data system is not in full compliance with the various requirements under the newly proposed regulations. Based on the preliminary assessment, our management has determined that we are not in full compliance with those new proposed rules. For example, we have not consistently informed users of the purpose, method and scope of personal information and data collections and uses. We also have not fully implemented the measures designed by us to provide additional security to personal information obtained and stored by us through our online platform. As of the date of this report, the proposed rules have not been adopted and thus we are not subject to those requirements in the proposed rules.

We are committed to taking the necessary actions to satisfy the effective personal information protection and internet data security regulatory requirements. We have designed a user information protection mechanism, which includes seven detailed personal information and data security protection measures. We have implemented some of those measures while are in the process of completing the execution of others. We intend to fully comply with the following requirements should the final rules are issued in the same form as proposed: (a) enter into user information collection, storage and use rules and privacy agreements with all users, (b) fully inform users of the purpose, method and scope of personal information and data collection, (c) provide channels for inquiring stored personal information and correcting inaccuracies in information and data, and (d) remediate for violations of personal information and data security protection policies and guidelines, among other things.

On December 28, 2021, the CAC, NDRC, and several other agencies jointly issued the Cybersecurity Review Measures, or the Measures, which took effect on February 15, 2022 and replaced Revised Measures for Cybersecurity Review previously issued in July 2021. Under the Measures, an “online platform operator” in possession of personal data of more than one million users must apply for a cybersecurity review if it intends to list its securities on a foreign stock exchange. The operators of critical information infrastructure purchasing network products and services, and the online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Pursuant to the Measures, we don’t believe we will be subject to the cybersecurity review by the CAC, given that (i) we possess personal information of a relatively small number of users (approximately 10,840 users) in our business operations as of the date of this report, significantly less than the one million user threshold set for a data processing operator applying for listing on a foreign exchange that is required to pass such cybersecurity review; and (ii) data processed in our business does not have a bearing on national security and thus shall not be classified as core or important data by the authorities. We don’t believe that we are an Operator within the meaning of the Measures, nor do we control more than one million users’ personal information, and as such, we should not be required to apply for a cybersecurity review under the Measures.

However, in view of the fact that the Measures was released recently and there is a general lack of guidance and substantial uncertainties exist with respect to their interpretation and implementation. For example, there is still no clear definition of “online platform operator”. Whether the data processing activities carried out by traditional enterprises (such as food, medicine, automobile and other production enterprises) are subject to such review and the scope of the review remain to be further clarified by the regulatory authorities in the subsequent implementation process.

Furthermore, the CAC released the draft of the Regulations on Network Data Security Management (Draft for Comment) in November 2021 for public consultation, which among other things, stipulates that a data processor listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the municipal cybersecurity department before January 31 of the following year. If the draft Regulations on Network Data Security Management are enacted in the current form, we, as an overseas listed company, will be required to carry out an annual data security review and comply with the relevant reporting obligations.

With regard to the current effective data security management regulations, we don’t believe that we are required to conduct data security review for listing overseas. However, according to the Regulations on Network Data Security Management (Draft for Comment), as an overseas listed company, we will be required to conduct an annual data security review and to comply with the relevant reporting obligations. We have been closely monitoring the development in the regulatory landscape in China, particularly regarding the requirement of approvals, including on a retrospective basis, from the CSRC, the CAC or other PRC authorities with respect to securities offering, as well as regarding any annual data security review or other procedures that may be imposed on us. If any approval, review or other procedure is in fact required, we cannot assure you that we will be able to obtain such approval or complete such review or other procedure timely or at all. For any approval that we may be able to obtain, it could nevertheless be revoked and the terms of its issuance may impose restrictions on our operations and securities offerings. Any actions by the Chinese government to exert more oversight and control over foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things.

Compliance with the PRC Cybersecurity Law, the PRC National Security Law, the Data Security Law, the Personal Information Protection Law, the Cybersecurity Review Measures, as well as additional laws and regulations that PRC regulatory bodies may enact in the future, may result in additional expenses to us and subject us to negative publicity, which could harm our reputation among users and negatively affect the trading price of our shares in the future. There are also uncertainties with respect to how the PRC Cybersecurity Law, the PRC National Security Law and the Data Security Law will be implemented and interpreted in practice. PRC regulators, including the Ministry of Public Security, the MIIT, the SAMR and the CAC, have been increasingly focused on regulation in the areas of data security and data protection, including for mobile apps, and are enhancing the protection of privacy and data security by rule-making and enforcement actions at national and local levels. We expect that these areas will receive greater and continued attention and scrutiny from regulators and the public going forward, which could increase our compliance costs and subject us to heightened risks and challenges associated with data security and protection. If we are unable to manage these risks, we could become subject to penalties, including fines, suspension of business, prohibition against new user registration (even for a short period of time) and revocation of required licenses, and our reputation and results of operations could be materially and adversely affected.

If the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently in the future, Chinese regulatory authorities could disallow our current operating structure, which would likely result in a material change in our operations and/or cause the value of such securities to significantly decline or become worthless.

In July 2021, the Chinese government provided new guidance on Chinese companies raising capital outside of mainland China, including through arrangements called variable interest entities, or VIEs. Currently, our corporate structure contains no variable interest entities and we are not in an industry that is subject to foreign ownership limitations in mainland China. However, there are uncertainties with respect to the Chinese legal system and there may be changes in laws, regulations and policies, including how those laws, regulations and policies will be interpreted or implemented. If in the future the Chinese government determines that our corporate structure does not comply with Chinese regulations, or if Chinese regulations change or are interpreted differently, the value of our securities may decline or become worthless.

The Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or cause the value of our securities to significantly decline or be worthless.

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the food and beverage industry or the supply china industry that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors or could disallow our current operating structure, which would likely result in a material change in our operations and/or a material change in the value of our securities, including causing the value of such securities to significantly decline or become worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this document is still relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a company with major operation in China.

Further, Chinese government continues to exert more oversight and control over Chinese technology firms. On July 2, 2021, Chinese cybersecurity regulator announced, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s application be removed from smartphone application stores. On July 5, 2021, the Chinese cybersecurity regulator launched the same investigation on two other Internet platforms, China’s Full Truck Alliance of Full Truck Alliance Co. Ltd. (NYSE: YMM) and Boss of KANZHUN LIMITED (Nasdaq: BZ).

On December 24, 2021, the CSRC issued the Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises (the “Draft Administrative Provisions”) and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises (Draft for Comments) (the “Draft Filing Measures”), collectively, the Draft Overseas Listing Rules, which are currently published for public comments only. According to the Draft Overseas Listing Rules, among other things, all China-based companies applying for overseas securities issuance, listing and post-listing capital operations shall be subject to statutory procedures, such as filing and information reporting requirement. After making initial applications with overseas stock markets for offerings or listings, all China-based companies shall file with the CSRC within three business days. In addition, overseas offerings and listings may be prohibited for such China-based companies when any of the following applies: (a) if the securities offerings and listings are prohibited by applicable PRC laws and rules; (b) if securities offerings and listings may constitute a threat to, or endanger national security as reviewed and determined by PRC authorities; (c) if there are material ownership disputes over applicants’ equity interests, major assets, core technologies or other items; (d) if a PRC company or its controlling shareholders or de facto controllers have committed certain crimes, under investigation for suspicion of major violations in the prior three years; (e) if any directors, supervisors, or senior executives of applicants have been subject to administrative punishments for severe violations, or are under investigations for crimes or major violations; or (f) other circumstances as provided. The Draft Administrative Provisions further provide that a fine between RMB 1 million and RMB 10 million may be imposed if a company fails to fulfill the filing requirements with the CSRC or conducts an overseas offering or listing in violation of the Draft Overseas Listing Rules. In the case of severe violations, an order to suspend relevant businesses or halt operations for rectification may be issued, and relevant business permits or operational license revoked. Overseas issuance and listings subject to the Draft Overseas Listing Rules include direct and indirect issuance and listings. We believe that our future securities offerings and proposed listing of our shares on Nasdaq Capital Market would be deemed an Indirect Overseas Issuance and Listing under the Draft Overseas Listing Rules and will be required to complete the filing procedures and submit the relevant information to CSRC after the Draft Overseas Listing Rules become effective. As of the date of this report, such rules have not become effective and we are not required to complete the filing procedures if we complete this offering and begin the trading of our common stock on the Nasdaq before the rules take effect. In addition, after the rules take effect, we would only need to submit the filing materials and no CSRC approval would be required under the rules. Because we are relying on an opinion of counsel, there is uncertainty inherent in relying on an opinion of counsel in connection with whether we are required to obtain permissions from a governmental agency that is required to approve of our operations and/or listings. In the event that an government approval is required, we cannot assure you that we will be able to receive clearance in a timely manner, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our common stock, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our shares to significantly decline in value or become worthless.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers. Additional compliance procedures may be required in connection with the offering of our securities and our business operations, and, if required, we cannot predict whether we will be able to obtain such approval. As a result, we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and/or conduct our operations and cause the value of our shares to significantly decline or be worthless.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completed our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act or the America COMPETES Act becomes law.

In recent years, U.S. regulatory authorities have continued to express their concerns about challenges in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. As part of a continued regulatory focus in the United States on access to audit and other information, the Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCAA also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final rule applies to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Consistent with the HFCAA, the interim final rule requires the submission of documentation to the SEC establishing that such a registrant is not owned or controlled by a government entity in that foreign jurisdiction and also requires disclosure in a foreign issuer’s annual report regarding the audit arrangements of, and government influence on, such registrants. On May 13, 2021, the PCAOB issued proposed PCAOB Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act for public comment. The proposed rule provides a framework for making determinations as to whether PCAOB is unable to inspect an audit firm in a foreign jurisdiction, including the timing, factors, bases, publication and revocation or modification of such determinations, and such determinations will be made on a jurisdiction-wide basis in a consistent manner applicable to all firms headquartered in the jurisdiction. In November 2021, the SEC approved PCAOB Rule 6100. On December 2, 2021, the SEC adopted amendments to final rules implementing the disclosure and submission requirements of the HFCAA.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act or AHFCAA, and on February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022, or the COMPETES Act. If either bill is enacted into law, it would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections or complete investigations for two consecutive years instead of three. As a result, our securities may be prohibited from trading on Nasdaq or over-the-counter markets if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCAA or two years if the AHFCAA or the COMPETES Act becomes law, and would reduce the time before our securities may be prohibited from trading or delisted.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “PCAOB determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

The lack of access to the PCAOB inspection or investigation in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections or investigations of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections and investigations, which could cause existing and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our current auditor, TAAD, LLP, an independent registered public accounting firm that is headquartered in the Southern California, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. TAAD, LLP has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit TAAD, LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the foreign corrupt practices act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in the PRC, which may experience corruption. Our proposed activities in the PRC create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

You may have difficulty enforcing judgments against us.

We are a Nevada corporation but most of our assets are and will be located outside of the United States. Almost all our operations are conducted in the PRC. In addition, all our officers and directors are the nationals and residents of a country other than the United States. Almost all of their assets are located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon them. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, since he or she is not a resident in the United States. In addition, there is uncertainty as to whether the courts of the PRC or other jurisdictions would recognize or enforce judgments of U.S. courts.

Chinese economic growth slowdown may have a negative effect on our business.

Since 2014, Chinese economic growth has been slowing down from double-digit GDP speed. The annual rate of growth declined from 7.3% in 2014 to 6.9% in 2015, to 6.7% in 2016, to 6.9% in 2017, to 6.6% in 2018, and to 6.1% in 2019. Due to the impact of COVID-19, China’s economic growth rate in 2020 has slowed to 2.3%, its lowest level in years. While technology-based financial services companies have not been affected by the pandemic on the same level as companies in certain other industries, nevertheless a slow economic growth could adversely affect many of our customers and partners, which in turn may materially adversely affect our financial condition and results of operations.

Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed an Enterprise Income Tax Law (the “EIT Law”), as most recently amended and effective on December 29, 2018, and the related Implementation Regulations, as amended and effective on April 23 2019. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation of China issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate stamps, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management are often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders.

Ezagoo does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of the Notice, so we believe the Notice is not applicable to us. However, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the Notice to evaluate the tax residence status of Ezagoo for the year ended December 31, 2021 and 2020, respectively.

We do not believe that we meet some of the conditions outlined. As a holding company, the key assets and records of Ezagoo including the resolutions and meeting minutes of our board of directors and the resolutions and meeting minutes of our shareholders, are located and maintained outside the PRC. In addition, we are not aware of any offshore holding companies with a corporate structure similar to ours that have been deemed a PRC “resident enterprise” by the PRC tax authorities. Accordingly, we believe that Ezagoo should not be treated as a “resident enterprise” for PRC tax purposes if the criteria for “de facto management body” as set forth in the Notice were deemed applicable to us. However, as the tax residency status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body” as applicable to our offshore entities, we will continue to monitor our tax status.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income, so this would have minimal effect on us; however, if we develop non-China source income in the future, we could be adversely affected. Second, under the EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income.” Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, but our PRC source income will not be taxed in the U.S. again because the U.S.-China tax treaty will avoid double taxation between these two nations.

PRC regulation of loans and direct investment by offshore holding companies in PRC entities may delay or prevent us from using the proceeds of our securities offerings to make loans or additional capital contributions to our PRC operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In the normal course of our business, we may make loans to our PRC subsidiaries or may make additional capital contributions to our PRC subsidiaries. Any loans to our wholly foreign-owned or holding subsidiaries in China, which are treated as foreign-invested enterprises (“FIEs”) under PRC law, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our FIE subsidiaries in China to finance their activities cannot exceed statutory limits and must be registered with SAFE. In addition, a foreign invested enterprise shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of a foreign invested enterprise shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or SAFE Circular 19, effective June 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to SAFE Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although SAFE Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within China, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and SAFE Circular 16 could result in administrative penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from this offering, to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in China. On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will implement the relevant rules in practice.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot be certain that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our PRC subsidiaries or future capital contributions by us to our subsidiaries in China. As a result, uncertainties exist as to our ability to provide prompt funding to our PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our financial condition and operating results.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income will currently only be derived from dividend payments from our PRC subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our security-holders.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

Changes in the value of the RMB against the U.S. dollar, Euro and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on our shares in U.S. dollar terms. For example, to the extent that we need to convert U.S. dollars we receive from our securities offerings into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of paying dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations of the RMB against other currencies may increase or decrease the cost of imports and exports, and thus affect the price-competitiveness of our products against products of foreign manufacturers or products relying on foreign inputs.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended December 31, 2021 and 2020, we had foreign currency translation loss of $107,503 and $61,928, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

SAFE promulgated the Notice on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Notice 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to material change of capitalization or structure of the PRC resident itself (such as capital increase, capital reduction, share transfer or exchange, merger or spin off).

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

To our knowledge, our beneficial owners, who are PRC residents, have not completed the Notice 37 registration. And we cannot guarantee that all or any of the shareholders will complete the Notice 37 registration prior to the closing of this Offering. Failure by any such shareholders or beneficial owners to comply with Notice 37 could restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects. In addition, the PRC resident shareholders who fail to complete Notice 37 registration may subject to fines less than RMB50,000.

As these foreign exchange and outbound investment related regulations are relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of our securities offerings into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

There are uncertainties under the PRC laws relating to the procedures for U.S. regulators to investigate and collect evidence from companies located in the PRC.

Shareholder claims that are common in the U.S., including securities law class actions and fraud claims, among other matters, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law, which became effective in March 2020, or Article 177, the securities regulatory authority of the State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not permitted to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council.

Our principal business operations are conducted in the PRC. In the event that the U.S. regulators carry out investigations with respect to our business and need to conduct investigation or collect evidence within the territory of the PRC, the U.S. regulators may not be able to carry out such investigation or evidence collection directly in the PRC under the PRC laws. The U.S. regulators may consider cross-border cooperation with securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or regulatory cooperation mechanism established with the securities regulatory authority of the PRC. However, there can be no assurance that the U.S. regulators could succeed in establishing such cross-border cooperation in a specific case or could establish the cooperation in a timely manner. If U.S. regulators are unable to conduct such investigations, such U.S. regulators may determine to suspend and ultimately delist our common stock from the Nasdaq Capital Market or choose to suspend or de-register our SEC registration.

Failure to comply with laws and regulations applicable to our business in China could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.

Our business is subject to regulation by various governmental agencies in China, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy and data protection-related laws and regulations, intellectual property laws, employment and labor laws, workplace safety, environmental laws, consumer protection laws, governmental trade laws, import and export controls, anti-corruption and anti-bribery laws, and tax laws and regulations. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:

●	investigations, enforcement actions, and sanctions;
●	mandatory changes to our supply chain system and products;
●	disgorgement of profits, fines, and damages;
●	civil and criminal penalties or injunctions;
●	claims for damages by our customers or partners;
●	termination of contracts;
●	loss of intellectual property rights;
●	failure to obtain, maintain or renew certain licenses, approvals, permits, registrations or filings
●	necessary to conduct our operations; and
●	temporary or permanent debarment from sales to public service organizations.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, results of operations, and financial condition.

We are exposed to the risk of misconduct, errors and failure to functions by our management, employees and parties that we collaborate with, who may from time to time be subject to litigation and regulatory investigations and proceedings or otherwise face potential liability and penalties in relation to noncompliance with applicable laws and regulations, which could harm our reputation and business.

Payment of dividends is subject to restrictions under Nevada and the PRC laws.

Under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the payment of such dividends. Our ability to pay dividends will therefore depend on our ability to generate adequate profits. In addition, because of a variety of rules applicable to our operations in the PRC and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our shareholders.

As a holding company, we may rely on dividends and other distributions from our PRC subsidiaries and WFOEs for cash requirements. If a WFOE incurs any debts, the instruments governing such debts may restrict its ability to pay dividends to us. In order for us to pay dividends or other distributions to our shareholders, including investors in this offering, we will rely on payments from our subsidiaries. Cash or other assets may be transferred to us from our subsidiaries in the following manner: (i) funds from our operating subsidiaries to WFOEs may be remitted as services fees, dividends or other distributions; and (ii) WFOEs may make dividends or other distributions to us through our Hong Kong subsidiaries.

Current PRC regulations permit Chinese operating subsidiaries to pay dividends to foreign parent companies only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of our subsidiaries in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. While the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. The PRC government also imposes restrictions on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. As such, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur any debts, the existence of debts evidenced by the debt instruments may significantly limit their ability to pay dividends or make other payments. If we are unable to receive earnings distributions from our operating subsidiaries in China, we would be unable to pay dividends on our shares.

If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident shareholders may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our CEL, to our Hong Kong subsidiary, ELHK. CEL currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. ELHK will apply for the tax resident certificate when CEL plans to declare and pay dividends.

As of the date of this report, we have not paid, and do not anticipate paying in the foreseeable future, dividends or other distributions to our shareholders. There have not been any dividends or other distributions from CEL to ELHK. None of our PRC subsidiaries have ever paid any dividends or distributions outside of China. We presently intend to retain all earnings to fund our operations and business expansions.

We can give no assurance that we will declare dividends of any amounts, at any rate or at all in the future. The declaration of future dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements, general financial conditions, legal and contractual restrictions and other factors that our board of directors may deem relevant.

Our common stock may not develop an active trading market and the price and trading volume of our shares may fluctuate significantly.

Shares of common stock are currently quoted on the OTC marketplace. We cannot predict whether investor interest in us will lead to the development of an active and liquid trading market. If an active trading market does not develop, holders of our shares of common stock may have difficulty selling our shares that may now be owned or may be purchased later. In addition, until we are able to be listed on a national exchange, the number of investors willing to hold or acquire our shares may be reduced, we may receive decreased news and analyst coverage, and we may be limited in our ability to issue additional securities or obtain additional financing in the future on terms acceptable to us, or at all. Even if an active trading market develops for our shares, the market price of our shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our shares may fluctuate and cause significant price variations to occur.

In case that our shares trade under $5.00 per share they will be considered penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our common stock.

If our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our Common Stock would be considered as a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established Members and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities and may negatively affect the ability of holders of shares of our Common Stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stocks is often volatile, and you may not be able to buy or sell the stock when you want to.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all our earnings, if any, to finance development and expansion of our business. Consequently, your only opportunity to achieve a positive return on your investment in us will be if the market price of our Common Stock appreciates.

Our Chief Executive Officer, Mr. Xiaohao Tan, own a majority of our outstanding shares of common stock and could significantly influence the outcome of our corporate matters.

Mr. Xiaohao Tan, our CEO, beneficially owns 75% of our outstanding shares of Common Stock. As a result, Mr. Xiaohao Tan is collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

The price of our common stock may be volatile or may decline regardless of our operating performance, and stockholders may not be able to resell their shares.

The trading price for our common stock has fluctuated since our common stock was first quoted on the OTC marketplace. The market price of our stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from health pandemics, war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

Future sales of substantial amounts of the shares of our Common Stock by existing shareholders could adversely affect the price of our Common Stock.

If our existing shareholders sell substantial amounts of the shares, then the market price of our Common Stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate. If any existing shareholders sell substantial amounts of shares, the prevailing market price for our shares could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We currently maintain our principal executive office at B127, 2/F, Block B, Beijing Pudi Hotel, No.7 South Street of Jianguomen, Dongcheng District, Beijing 100000, China, which expires on October 22, 2022. The current monthly rent is RMB2,000 (approximately $314) with remaining lease term of 10 months.

In addition, we maintain two office, one in Beijing China with current monthly rent is RMB104,167 (approximately $16,144) with remaining lease term of 1 year 10 months, the other one in Changsha China with current monthly rent is RMB35,650 (approximately $5,607) that paid month by month after lease ended.

As of December 31, 2021, the Company has total three separate operating lease agreements for three office spaces in PRC with remaining lease terms of from 10 months to 22 months.

For more information of operating lease, see Note 14 of the accompanying consolidated financial statements.

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

Holders

As of April 22, 2022, we had 119,956,826 shares of our Common Stock par value, $.0001 issued and outstanding. There were 144 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in U.S. Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. At present, the Company operates within the Chinese digital advertising network through advertisements displayed on flat-panel audio-visual television displays located on the vast network of urban bus lines in Changsha City and the mobile application named “Xindian”.

During the year 2021, the Company conducted its business in generally two revenue stream: the traditional urban bus advertisement and the mobile short video advertisement.

Results of Operations

For the year ended December 31, 2021 compared with the year ended December 31, 2020

Revenue

The Company generated revenue of $2,130,269 for the year ended December 31, 2021 as compared to revenue of $234,674 for the year ended December 31, 2020. Related party revenue was $0 in 2021, whereas 2020 had $33,755 related party revenue. The revenue mainly represented the direct sales of bus advertising service and short video advertising to individuals and businesses in the Xindian Application that was developed and launched by the Company. We expect revenue from our business services segment to increase as we continue to grow our business and expand into new territories.

Costs and Expenses

Our cost structure has two components: cost of revenues and operating expenses of $1,831,931 and $878,047 for the year ended December 31, 2021 and 2020, respectively. Our operating expenses include costs related to R&D, sales and marketing, and general and administrative functions. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlated to the changes in revenue.

Cost of revenues

Cost of revenues is comprised of short video produce costs, bus rental fee and related costs, salaries and related costs.

●	Short video produce costs of $620,435 and $0 for the year ended December 31, 2021 and 2020, respectively, which are outsourcing to the related party.
●	Bus rental fee and related costs of $61,933 and $88,198 for the year ended December 31, 2021 and 2020, respectively, which for ads displayed on their properties.
●	Salaries and related costs of $94,334 and $14,561 for the year ended December 31, 2021 and 2020, respectively, which are the compensation expenses for technical employees responsible for R&D and depreciation of computer related to our existing Xindian platform.

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $154,763 and $128,024 for the year ended December 31, 2021 and 2020, respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $900,466 and $647,264 for the year ended December 31, 2021 and 2020, respectively, are:

a.	Compensation expenses for employees in financial, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting, outside legal service.
c.	Office expenses, including rent and rate, insurance.

Net Income (Loss)

The net income for the year was $254,640 for the year ended December 31, 2021 as compared to net loss of $683,841 for the year ended December 31, 2020. The increase of net profit mainly derived from the increase in revenue.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital deficit of $1,481,472 as compared to working capital deficit of $1,596,236 as of December 31, 2020. The decrease in working capital deficit was reflected in the deferred revenue that mostly were recognized as revenue in 2021, advanced from related parties for operating use, and the repayment from the related party. The Company’s net income of $254,640 and net loss of $683,841 for the years ended December 31, 2021 and 2020, respectively.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $1,438,919 as compared to net cash generated from operating activities of $996,945 for the year ended December 31, 2020, reflecting a decrease of $2,435,864. The cash used in operating activities was due to the receipts in advance and the deferred revenue, that caused the Company has a significant decrease of operating activities cash inflow.

Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31 2021 and 2020, was $0 and $1,355, respectively, reflecting an increase of $1,355. The net cash used in investing activities for the year ended December 31, 2021 were mainly related to no purchase of property, plant and equipment.

Cash Flow from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2021 was $1,167,749 as compared to net cash used in financing activities of $1,158,844 for the year ended December 31, 2020, reflecting an increase of $2,326,593. The net cash generated from financing activities for the year ended December 31, 2021 was the loan advanced from related parties.

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

Critical accounting estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Foreign currencies translation and re-measurement

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in People’s Republic of China maintains its books and record in its local currency, Chinese Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of stockholders’ deficit.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2021	2020
Period-end RMB: US$1 exchange rate	6.36	6.53
Period-average RMB: US$1 exchange rate	6.45	6.90
Period-end HK$: US$1 exchange rate	7.75	7.75
Period-average HK$: US$1 exchange rate	7.75	7.75

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Lease

The Company accounts for its leases in accordance with ASC 842 Leases. The Company leases office space. The Company concludes on whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right to the Company to control the use of identified property, plant or equipment for period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight-line basis over the lease term.

The Company has assessed its contracts and concluded that its leases consist of only operating leases. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

	a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
	b.	The entity can identify each party’s rights regarding the services to be transferred.
	c.	The entity can identify the payment terms for the services to be transferred.
	d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
	e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

	a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
	b.	The customer shall pay for the advertising services after signing of the contract and provide appropriate advertisement materials to the Company, the Company shall ensure the advertisement of the Customer is published according to the contract terms.

3.	Determine the transaction price;

	a.	For the advertising contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the years ended December 31, 2021 and 2020.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising contract, upon obtaining the signed contract from the Customer, the service period would be started. Therefore, the revenue is recognized when the service completely provided at that point in time.

Under Topic 606, revenues are recognized when the promised services have been confirmed and transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

The Company’s revenue mainly from providing advertising services on urban bus in Changsha and the Xindian application that developed by the Company (“service revenue”).

Cost of revenues

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees, internet data fees, cloud fees for storage use and the operating salaries for the staffs who running the Xindian application.

Income taxes

The Company followed the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes, or ASC 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company recorded a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in tax expense in the period that includes the enactment date of the change in tax rate.

The Company accounted for uncertainties in income taxes in accordance with ASC 740. Interest and penalties related to unrecognizable tax benefit recognized in accordance with ASC 740 are classified in the consolidated statements of comprehensive loss as income tax expense.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2021 and 2020 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Related party transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the year ending December 31, 2021 and interim reporting periods during the year ending December 31, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

As of December 31, 2021, the Company suffered an accumulated deficit of $2,578,180 and operated a net profit of $254,640. The continuation of the Company as a going concern through December 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2021.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2021.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, except that we have hired outside consultant to remediate our material weakness in lack of accounting and finance personnel with technical knowledge in SEC rules and regulations.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Xiaohao Tan	51	Chief Executive Officer, President, Treasurer, Director
Xin Yang	45	Chief Financial Officer

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

Due to Mr. Tan’s over 20 years of experience in top management of various businesses, in May of 2018, the Board of Directors elected to appoint him to the positions of CEO, President, Secretary, Treasurer and Chairman of Board of Directors of Ezagoo Limited.

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

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors or executive officer.

Board Committees

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

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavours to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

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

Involvement in Certain Legal Proceedings

To our knowledge, there are no material proceedings to which any of our directors, officers or affiliates of the Company is a party adverse to the Company or has a material interest adverse to the Company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2021.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2021, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohao Tan, Chief Executive Officer, President, Director (1)	For the year ended December 31, 2021	-	-	-	-	-	-	-	-
	For the year ended December 31, 2020	-	-	-	-	-	-	-	-

Xin Yang, Chief Financial Officer, Director (2)	For the year ended December 31, 2021	15,750	-	-	-	-	-	-	15,750
	For the year ended December 31, 2020	16,279	-	-	-	-	-	-	16,279

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

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2021, the Company has 119,956,826 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2021 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Xiaohao Tan (i), (ii), (iii)	90,050,500	75%

Common Stock	Xin Yang (iii)	0	0%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2021 (119,956,826 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 119,956,826 as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Due from related parties mainly consists of funds advanced to related parties as borrowings to pay off the Company’s expenses. The balances are unsecured, non-interest bearing. During the year ended December 31, 2021, the Company advanced $203,021 to its related parties, and collected $574,239 repayments, the balance amount of $331,342 are expected to collect in second quarter of year 2022

Due to related parties mainly consists of borrowings for working capital purpose and related party’s produce costs, the balances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2021, the Company borrowed $1,088,929, from these related parties, and repaid $292,397.

In addition, during the year ended December 31, 2021, the related party M, Hunan Ezagoo Film Co., Limited, had provided the advertisement produce service of $620,435 to the Company.

For more related party transactions, see Note 11 of the accompanying consolidated financial statements.

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

ACCOUNTING FEES AND SERVICES	For the year ended December 31,
	2021	2020

Audit Fees (1)	$44,850	$43,500
Audit-Related Fees(2)	-	-
Tax Fees(3)	4,000	-
All Other Fees(4)	-	-
Total	$48,850	$43,500

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

All above audit services were pre-approved by the Board of Directors for the fiscal years ended December 31, 2021 and 2020.

Holding Foreign Companies Accountable Act (HFCAA)

Our common stock may be prohibited from trading on a national exchange or “over-the-counter” markets under the HFCAA if the PCAOB determines it is unable to inspect or investigate completely our auditors for three consecutive years beginning in 2021. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China and (2) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

Our auditor, TAAD, LLP, is headquartered in Southern California, and has been inspected by the PCAOB on a regular basis. TAAD, LLP is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. TAAD, LLP has been subject to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, in the future, if it is determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit TAAD, LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act becomes law; and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment” and “Risk Factors — Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs” for more information.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of EZAGOO LIMITED and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.3 (File No. 333-228681) on May 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO LIMITED
(Name of Registrant)

Date: April 22, 2022	By:	/s/ Tan, Xiaohao
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

Date: April 22, 2022	By:	/s/ Yang, Xin
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Ezagoo Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ezagoo Limited and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ TAAD LLP

We have served as the Company’s auditor since 2018.

Diamond Bar, California

April 22, 2022

EZAGOO LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$559,119	$824,733
Amount due from related party	331,342	689,427
Deposits, prepayments and other receivables	63,119	19,240
Total current assets	953,580	1,533,400

NON-CURRENT ASSETS
Property, plant and equipment, net	11,324	22,130
Operating lease right-of-use assets	350,984	-

TOTAL ASSETS	$1,315,888	$1,555,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Account payable	$28,638	$18,534
Accrual, other payable and deposits received	251,135	522,718
Amount due to director	29,174	35,107
Amount due to related parties	1,808,441	967,372
Deferred revenue	111,388	1,585,905
Income tax payable	21,348	-
Operating lease liabilities, current	184,928	-
Total current liabilities	2,435,052	3,129,636

NON- CURRENT LIABILITIES
Operating lease liabilities, non-current	169,616	-

TOTAL LIABILITIES	2,604,668	3,129,636

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 and 119,956,826 shares issued and outstanding as of December 31, 2021 and December 31, 2020 respectively	11,996	11,996
Additional paid-in capital	1,384,907	1,308,646
Accumulated other comprehensive loss	(107,503)	(61,928)
Accumulated deficit	(2,578,180)	(2,832,820)
TOTAL STOCKHOLDERS’ DEFICIT	(1,288,780)	(1,574,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,315,888	$1,555,530

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31,
	2021		2020
REVENUE	$		$
Related party		-		33,755
Non-related party		2,130,269		200,919
		2,130,269		234,674

COSTS AND EXPENSES
Cost of revenue for short video produce costs, related party		(620,435)		-
Cost of revenue for rental and related costs		(61,933)		(88,198)
Cost of revenue for salaries and related expenses		(94,334)		(14,561)
Sales and marketing expenses		(154,763)		(128,024)
General and administrative expenses		(900,466)		(647,264)
TOTAL COSTS AND EXPENSES		(1,831,931)		(878,047)

OPERATING INCOME (LOSS)		298,338		(643,373)

OTHER INCOME (EXPENSES)
Other income		7,346		6,191
Other expenses		(93)		-
Imputed interest expenses		(29,603)		(46,659)
		(22,350)		(40,468)

INCOME (LOSS) BEFORE INCOME TAX		275,988		(683,841)

INCOME TAX EXPENSE		(21,348)		-

NET INCOME (LOSS)		$254,640		$(683,841)

Other comprehensive income (loss):
Foreign exchange adjustment loss		(45,575)		(118,428)
COMPREHENSIVE INCOME (LOSS)		$209,065		$(802,269)

Net income (loss) per share - Basic and diluted		$0.00		$(0.01)

Weighted average number of common shares outstanding – Basic and diluted		119,956,826		119,956,826

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDER S’ DEFICIT

Balance as of January 1, 2020	119,956,826	$11,996	$1,308,646	$56,500	$(2,148,979)	$(771,837)
Net loss	-	-	-	-	(683,841)	(683,841)
Accumulated other comprehensive loss	-	-	-	(118,428)	-	(118,428)
Balance as of December 31, 2020	119,956,826	$11,996	$1,308,646	$(61,928)	$(2,832,820)	$(1,574,106)
Reclassify imputed interests of related parties payable from accrual liabilities	-	-	46,658	-	-	46,658
Imputed interests of year 2021	-	-	29,603	-	-	29,603
Net income	-	-	-	-	254,640	254,640
Accumulated other comprehensive loss				(45,575)	-	(45,575)
Balance as of December 31, 2021	119,956,826	$11,996	$1,384,907	$(107,503)	$(2,578,180)	$(1,288,780)

See accompanying notes to consolidated financial statements

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”)

	For the year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$254,640	$(683,841)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest expense	29,603	46,094
Depreciation	10,806	11,043

Changes in operating assets and liabilities:
Deposit, prepayments, and other receivables	(42,723)	12,070
Accounts payable	9,454	4,280
Accrual and other payable	80,365	172,985
Receipts in advance	(311,070)	(140,317)
Deferred revenue	(1,494,902)	1,585,905
Income tax payable	21,348	(5,646)
Operating lease right-of-use assets	143,557	49,455
Operating lease liabilities	(139,997)	(55,083)

Net cash (used in) generated from operating activities	(1,438,919)	996,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(1,355)

Net cash used in investing activities	-	(1,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Interest payable	-	(46,094)
(Repayment to) advances from related parties	1,174,209	(1,124,730)
Advances from holding companies	-	10,766
Advances from (payment to) director	(6,460)	1,214

Net cash provided by (used in) financing activities	1,167,749	(1,158,844)

Effect of exchange rate changes on cash and cash equivalents	5,557	(118,433)

Net change in cash and cash equivalents	(265,613)	(281,687)
Cash and cash equivalents, beginning of year	824,733	1,106,420

CASH AND CASH EQUIVALENTS, END OF YEAR	$559,119	$824,733

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset exchanged for lease liability	$494,541	$-

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On July 31, 2018 Xin Yang was appointed Chief Financial Officer of the Company.

On March 3, 2021, the Company incorporated a branch company of Beijing Ezagoo Industrial Development Group Holding Limited (formerly known as Beijing Ezagoo Shopping Holding Limited), named Changsha Branch of Beijing Ezagoo Industrial Development Group Holding Limited, the reason to continue the operating in Changsha is we had adapted to the business environment and adjusted business strategy.

EZAGOO LIMITED and its subsidiaries are hereinafter referred to as the “Company”.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

As of December 31, 2021, the Company suffered an accumulated deficit of $2,578,180 and operated a net profit of $254,640. The continuation of the Company as a going concern through December 31, 2021 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

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

The consolidated financial statements include the accounts of EZAGOO LIMITED and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

●	Foreign currencies translation and re-measurement

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in People’s Republic of China maintains its books and record in its local currency, Chinese Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of stockholders’ deficit.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2021	2020
Period-end RMB: US$1 exchange rate	6.36	6.53
Period-average RMB: US$1 exchange rate	6.45	6.90
Period-end HK$: US$1 exchange rate	7.75	7.75
Period-average HK$: US$1 exchange rate	7.75	7.75

●	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

●	Account receivable

Account receivable are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Property, plant and equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

Office equipment	3-5 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

●	Lease

The Company accounts for its leases in accordance with ASC 842 Leases. The Company leases office space. The Company concludes on whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right to the Company to control the use of identified property, plant or equipment for period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight-line basis over the lease term.

The Company has assessed its contracts and concluded that its leases consist of only operating leases. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

●	Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
b.	The entity can identify each party’s rights regarding the services to be transferred.
c.	The entity can identify the payment terms for the services to be transferred.
d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
b.	The customer shall pay for the advertising services after signing of the contract and provide appropriate advertisement materials to the Company, the Company shall ensure the advertisement of the Customer is published according to the contract terms.

3.	Determine the transaction price;

a.	For the advertising contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the years ended December 31, 2021 and 2020.
b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

a.

Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.

b.	Revenue is recognized when the advertising service is performed. According to the sample advertising contract, upon obtaining the signed contract from the Customer, the service period would be started. Therefore, the revenue is recognized when the service completely provided at that point in time.

Under Topic 606, revenues are recognized when the promised services have been confirmed and transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

The Company’s revenue mainly from providing advertising services on urban bus in Changsha and the Xindian application that developed by the Company (“service revenue”).

●	Cost of revenues

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees, internet data fees, cloud fees for storage use and the operating salaries for the staffs who running the Xindian application.

●	Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 6% for the year ended December 31, 2021 and 2020. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

●	Income taxes

The Company followed the liability method of accounting for income taxes in accordance with ASC 740, Income Taxes, or ASC 740. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company recorded a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rate is recognized in tax expense in the period that includes the enactment date of the change in tax rate.

The Company accounted for uncertainties in income taxes in accordance with ASC 740. Interest and penalties related to unrecognizable tax benefit recognized in accordance with ASC 740 are classified in the consolidated statements of comprehensive loss as income tax expense.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2021 and 2020 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

●	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

●	Related party transaction

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

●	Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the year ending December 31, 2021 and interim reporting periods during the year ending December 31, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of December 31,
	2021	2020
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(31,008)	(20,202)
Property, plant and equipment, net	$11,324	$22,130

Depreciation expense, classified as operating expenses, was $10,806 and $11,043 for the twelve months ended December 31, 2021 and December 31, 2020, respectively.

5. AMOUNT DUE FROM RELATED PARTY

As of December 31, 2021 and 2020, the amount due from related party, Hunan Homestead Asset Management Co., Ltd., are $331,342 and $689,427, respectively. It was expected to be settle by the related party in the second quarter of year 2022.

6. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of December 31,
	2021	2020
Prepayments	$63,119	$19,240

Total deposits, prepayments and other receivables	$63,119	$19,240

As of December 31, 2021, the balance $63,119 represented an outstanding prepayment which included rent prepayment, and housing funds. As of December 31, 2020, the balance $19,240 represented outstanding prepaid expenses which included, bus monitors maintenance fee, and employee receivables.

7. ACCOUNT PAYABLE

Account payable consisted of the following:

	As of December 31,
	2021	2020
Account payable	$28,638	$18,534

Total	$28,638	$18,534

As of December 31, 2021 and 2020, our account payable are $28,638 and $18,534, respectively. The account payable balance is the payable to the vendors for bus screen terminal platform fee. The Company is going to settle the outstanding the second quarter of year 2022.

8. ACCRUAL, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrual, other payable and deposits received consisted of the following:

	As of December 31,
	2021	2020

Accrual	$40,492	$28,676
Other payable	151,581	157,448
Deposits received from customers	59,062	336,594

Total other payable and accrued liabilities	$251,135	$522,718

Accrual include the audit fee & other accrued expenses. Other payable include the PRC tax payable, social insurance fee and housing fund, salaries payable, and rent payable. Deposits received from customers are advertisement service fee paid in advance by customers.

9. DEFERRED REVENUE

	As of December 31,
	2021	2020
Deferred revenue	$111,388	$1,585,905

Total deferred revenue	$111,388	$1,585,905

As of December 31, 2021 and 2020, our deferred revenue are $111,388 and $1,585,905, respectively. These deferred revenues were expected to be recognized as revenue on or before the second quarter of year 2022.

10. AMOUNT DUE TO DIRECTOR

For the years ended December 31, 2021 and 2020, a director of the Company advanced $29,174 and $35,107 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. AMOUNT DUE TO RELATED PARTIES

	As of December 31,
	2021	2020
Amount due to related party B	$234,307	$228,079
Amount due to related party C	25,364	24,690
Amount due to related party D	27,288	16,849
Amount due to related party E	134,591	131,013
Amount due to related party G	286,759	279,137
Amount due to related party H	8,138	7,922
Amount due to related party I	4,835	1,559
Amount due to related party J	291,105	222,099
Amount due to related party K	42,486	41,356
Amount due to related party L	20,893	14,668
Amount due to related party M	463,892	-
Amount due to related party N	162,852	-
Amount due to related party O	70,809	-
Amount due to related party P	35,122	-
Total	$1,808,441	$967,372

Related party B is Hunan Ezagoo Shopping Co. Ltd., Hunan Homestead Asset Management Co., Ltd. is a shareholder of Hunan Ezagoo Shopping Co. Ltd, which is 100% owned by Chengfu Tan, who is Xiaohao Tan’s Father.For the years ended ended December 31, 2021 and 2020, related party B advanced $234,307 and $228,079 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited. For the years ended ended December 31, 2021 and 2020, related party C advanced $25,364 and $24,690 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of Beijing Ezagoo Zhicheng Internet Technology Limited. For the years ended December 31, 2021 and 2020, related party D advanced $27,288 and $16,849 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, Mr. Cheng Zhang is the Legal Company Representative of the Changsha Kexibeier E-commerce Limited, and a key management of the Company. For the years ended December 31, 2021 and 2020, related party E advanced $134,591 and $131,013 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. It’s owns 92% and 8% by Mr. Xiaohao Tan and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. Ms. Qianwen Zhang is also the legal Company Representative of this company. For the years ended December 31, 2021 and 2020, related party G advanced $286,759 and $279,137 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited, it’s owns 90% and 10% by Beijing Ezagoo Zhicheng Internet Technology Limited and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. For the years ended December 31, 2021 and 2020, related party H advanced $8,138 and $7,922 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this Company. For the years ended December 31, 2021 and 2020, related party I advanced $4,835 and $1,559 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, and Mr. Xiaohao Tan owns 75% of related party J. For the years ended December 31, 2021 and 2020, related party J advanced $291,105 and $222,099 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. For the years ended December 31, 2021 and 2020, related party K advanced $42,486 and $41,356 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is a shareholder of Beijing Ezagoo Industrial Development Group Holding Limited, owns 100% of Ezagoo B&R (HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. For the year ended December 31, 2021 and 2020, related party L advanced $20,893 and $14,668 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of December 31, 2021 and 2020, the Company has $463,892 and $0 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which 100% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of December 31, 2021 and 2020, related party N advanced $162,852 and $0 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Hunan Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owned by related party J and Mr. Xiao Hao Tan, respectively. And Mr. Xiaohao Tan is the director of the Company. As of December 31, 2021 and 2020, related party N advanced $70,809 and $0 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owned by related party J, Beijing Ezagoo Industrial Development Group Holding Limited. As of December 31, 2021 and 2020, related party P advanced $35,122 and $0 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

During the year ended December 31, 2021, related parties imputed interest was $29,603, and related party cost of revenue of $620,435.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES

For the years ended December 31, 2021 and December 31, 2020, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	For the year ended December 31,
	2021		2020
Tax jurisdictions from:	$		$
- Local		(83,684)		(49,364)
- Foreign, representing
Seychelles		-		-
Hong Kong		(1,301)		(625)
China		360,973		(633,852)

Income (loss) before income tax		$275,988		$(683,841)

The provision for income taxes consisted of the following:

	For the year ended December 31,
	2021		2020
Current:	$		$
- Local		21,348		-
- Foreign		-		-

Deferred:
- Local		-		-
- Foreign		-		-

Income tax expense		$21,348		$-

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the year ended December 31,
	2021	2020
Statutory tax rate:	21.0%	21.0%
Change in income tax valuation allowance	(21.0)%	(21.0)%

Effective tax rate	0.0%	0.0%

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. the Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America and the tax rate is 21%. As of December 31, 2021 the operations in the United States of America incurred $83,684 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $0 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

People’s Republic of China

Changsha Ezagoo Technology Limited, Beijing Ezagoo Zhicheng Internet Technology Limited and its Changsha Branch company are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. During the year ended December 31, 2021, the operations in People’s Republic of China generated the net income of $360,973 which can be used to offset the brought forwards accumulated losses in the previous 5 years that started from year 2020 to year 2016.

	As of December 31,
	2021		2020
Deferred tax assets:	$		$
Net operating loss carryforwards
– United States of America		32,526		14,953
– Hong Kong		4,186		3,971
– The PRC		594,144		684,387
		630,856		703,311
Less: valuation allowance		(630,856)		(703,311)
Deferred tax assets		$-		$-

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. CONCENTRATIONS OF RISK

(a) Major customers

For the year ended December 31, 2021, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the year ended December 31, 2021		As of December 31, 2021
	Revenues	Percentage of revenues	Accounts receivable
Customer J	$192,989	9%	$-
Total:	$192,989	9%	$-

For the year ended December 31, 2020, the customers who accounted for more than 10% of the Company’s revenues and the accounts receivable balances at period-end are presented as follows:

	For the year ended December 31, 2020		As of December 31, 2020
	Revenues	Percentage of revenues	Accounts receivable
Customer J	$41,180	18%	$-
Customer K-related party	25,009	11%	-
Total:	$66,189	29%	$-

The related party revenues are $0 and $33,755 for the year ended December 31, 2021 and 2020, respectively.

(b) Major vendors

For the year ended December 31, 2021, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the year ended December 31, 2021		As of December 31, 2021
	Purchases	Percentage of purchases	Amount due to related party
Vendor H-related party	$620,435	80%	$463,892
Total:	$620,435	80%	$463,892

For the year ended December 31, 2020, the vendors who accounted for 10% or more of the Company’s cost of revenues and its accounts payable balance at period-end are presented as follows:

	For the year ended December 31, 2020		As of December 31, 2020
	Purchases	Percentage of purchases	Accounts payable
Vendor E	$51,281	50%	$20,678
Total:	$51,281	50%	$20,678

The related party cost of revenues is $620,435 and $0 for the year ended December 31, 2021 and 2020, respectively.

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

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. OPERATING LEASE

The Company has three operating lease agreement for the office space, the first one is in Beijing China with remaining lease term of 1.83 years, the second one is in Beijing China with remaining lease term of 0.83 years, the third one is in Changsha, Hunan China that paid month by month rent as of December 31, 2021 after the lease ends. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Beijing office rent	Dec 9, 2023	2.67 years	1.83 years
2nd Beijing office rent	Oct 22, 2022	1 years	0.83 years
3rd Changsha office rent	Nov 15, 2020	3 years	Month by month

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For the year ended December 31, 2021, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

	As of December 31,
	2021	2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited statement of operations)	$156,870	$51,126

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year	$153,364	$56,807
Weighted average remaining lease term – operating leases (in years)	1.83	-
Average discount rate – operating leases	4.35%	4.35%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases
Operating right-of-use assets	$350,984	$-
Total operating right-of-use assets	$350,984	$-

Operating lease liabilities- current portion	$184,928	$-
Operating lease liabilities- non-current portion	169,616	-
Total operating lease liabilities	$354,544	$-

Maturities of the Company’s lease liabilities are as follows:

Period ending December 31,
2022	$196,693
2023	173,199
Total lease payments	369,892
Less: Imputed interest/present value discount	(15,348)
Present value of lease liabilities	$354,544

Lease expenses were $156,870 and $51,126 during the year ended December 31, 2021 and 2020, respectively.

15. COMMON STOCK

As of December 31, 2021 and 2020, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

16. ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of December 31, 2021 and 2020, the Company has a total additional paid-in capital - capital contribution balance of $1,384,907 and $1,308,646 respectively.

17. SUBSEQUENT EVENTS

As of January 1, 2022, the Company’s revenue will mainly be generate revenue from Xindian application platform. According to the announcement of <Approval of Changsha Municipal People’s Government on establishing Changsha Bus Group Co., LTD.> that was issued by the Changsha government on November 17, 2020, “In order to accelerate the development of the Changsha City, the local government decided to set up the Changsha Public Transportation Group Ltd, which is holds Baojun Bus Co., Zhongwang Bus Co., and Tongchang Bus Co..” These mentioned Bus companies are used to be our vendors, our contracts with Zhongwang Bus Co., and Tongchang Bus Co., were expired on February 9, 2021, and April 1, 2020, respectively, and we were not renewed as they were the first batch of bus companies to be merged by the Changsha government. The contract with Baojun Bus Co., was expired on December 31, 2020 but we continued the bus rent on a monthly basis until December 28, 2021. The Changsha government completed the merge and acquisition at the end of 2021, which makes it very difficult for us to continue to operate in this area.

During the subsequent period through April 22, 2022, the Company advanced a total amount of $0 to a related party, and the related party repaid the amount of $189,724. The balance of due from related party as of filing date was $141,618.

