Form 10-Q
period 2022-03-31
Ezagoo Ltd
filed 2022-05-16
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of May 16, 2022, was approximately $24.8 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2022
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$484,314	$559,119
Amount due from related party	316,303	331,342
Deposits paid, prepayments and other receivables	124,373	63,119
Total current assets	924,990	953,580

NON-CURRENT ASSETS
Plant and equipment, net	8,622	11,324
Operating right-of-use assets	306,846	350,984

TOTAL ASSETS	$1,240,458	$1,315,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$14,509	$28,638
Accrued liabilities, other payable and deposits received	328,083	251,135
Amount due to a director	29,217	29,174
Amount due to the related parties	2,007,176	1,808,441
Deferred revenues	3,091	111,388
Income tax payable	21,348	21,348
Operating lease liabilities, current portion	187,359	184,928
Total current liabilities	2,590,783	2,435,052

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	121,654	169,616

TOTAL LIABILITIES	2,712,437	2,604,668

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 and 119,956,826 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	11,996	11,996
Additional paid-in capital	1,396,035	1,384,907
Accumulated other comprehensive income	(111,312)	(107,503)
Accumulated deficit	(2,768,698)	(2,578,180)
TOTAL STOCKHOLDERS’ DEFICIT	(1,471,979)	(1,288,780)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,240,458	$1,315,888

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
REVENUES	$249,736	$452,254

COSTS AND EXPENSES
Cost of revenue for short video produce costs, related party	(5,652)	(161,806)
Cost of revenue for rental and related costs	(1,320)	(16,082)
Cost of revenue for salaries and related expenses	(60,765)	(1,455)
Sales and marketing expenses	(45,382)	(34,594)
General and administrative expenses	(317,212)	(164,107)
TOTAL COSTS AND EXPENSES	(430,331)	(378,044)

OPERATING INCOME (LOSS)	(180,595)	74,210

OTHER INCOME (EXPENSES)
Other income	1,243	5,155
Other expenses	(38)	-
Imputed interest expenses	(11,128)	4,475
	(9,923)	9,630

(LOSS) INCOME BEFORE INCOME TAX	(190,518)	83,840

INCOME TAX EXPENSES	-	-

NET (LOSS) INCOME	$(190,518)	$83,840

Other comprehensive (loss) income:
Foreign exchange adjustment (loss) income	(3,809)	2,857
COMPREHENSIVE (LOSS) INCOME	$(194,327)	$86,697

Net (loss) income per share - Basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – Basic and diluted	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended March 31, 2022

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDER DEFICT
Balance as of January 1, 2022 (Audited)	119,956,826	$11,996	$1,384,907	$(2,578,180)	$(107,503)	$(1,288,780)
Imputed interest expenses	-	-	11,128	-	-	11,128
Net loss	-	-	-	(190,518)	-	(190,518)
Other comprehensive loss	-	-	-	-	(3,809)	(3,809)
Balance as of March 31, 2022 (Unaudited)	119,956,826	$11,996	$1,396,035	$(2,768,698)	$(111,312)	$(1,471,979)

For the three months ended March 31, 2021

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDER DEFICT
Balance as of January 1, 2021 (Audited)	119,956,826	$11,996	$1,308,646	$(2,832,820)	$(61,928)	$(1,574,106)
Imputed interest income	-	-	(4,582)	-	-	(4,582)
Net profit	-	-	-	83,840	-	83,840
Other comprehensive gain	-	-	-	-	2,857	2,857
Balance as of March 31, 2021 (Unaudited)	119,956,826	$11,996	$1,304,064	$(2,748,980)	$(59,071)	$(1,491,991)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(190,518)	$83,840
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	2,702	2,608
Imputed interests	11,129	(4,582)

Changes in operating assets and liabilities:
Deposits, prepayments, and other receivables	(61,048)	(5,957)
Accounts payable	(14,177)	(6,639)
Accrued liabilities and other payable	76,375	52,858
Receipts in advance	-	(82,269)
Deferred revenues	(108,420)	1,298,997
Income tax payable	-	-
Operating lease right-of-use assets	44,138	(465,102)
Operating lease liabilities	(45,531)	449,608
Net cash (used in) provided by operating activities	(285,350)	1,323,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (repayment from) related parties	210,344	(684,138)
Advance from (repayment from) a director	-	(933,482)
Net cash used in financing activities	210,344	(1,617,620)

Effect of exchange rate changes on cash and cash equivalents	201	2,857

Net change in cash and cash equivalents	(74,805)	(291,401)
Cash and cash equivalents, beginning of period	559,119	824,733
CASH AND CASH EQUIVALENTS, END OF PERIOD	$484,314	$533,332

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

On July 20, 2018 CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have engaged CETL to provide management, financial, and other business services to Beijing Ezagoo Zhicheng Internet Technology Limited (formerly named as Hunan Ezagoo Zhicheng Internet Technology Limited that change the company name on December 2, 2020). CETL is to be compensated with 100% of all profits generated by Beijing Ezagoo Zhicheng Internet Technology Limited. This Agreement is effective as of July 20, 2018 and will continue in effect for a period of ten (10) years (the “Initial Term”), and for succeeding periods of the same duration (each, “Subsequent Term”), until terminated by one of the following means either during the Initial Term or thereafter: Mutual Consent, Termination by CETL, Breach or Insolvency. Beijing Ezagoo Zhicheng Internet Technology Limited is considered to be a variable interest entity to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.3, titled, “Management Services Agreement.”

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

On July 31, 2018 Xin Yang was appointed Chief Financial Officer of the Company.

On March 3, 2021, the Company incorporated a branch company of Beijing Ezagoo Zhicheng Internet Technology Limited, named Changsha Branch of Beijing Ezagoo Industrial Development Group Holding Limited, the reason to continue the operating in Changsha is we had adapted to the business environment and adjusted business strategy.

EZAGOO LIMITED and its subsidiaries are hereinafter referred to as the “Company”.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of March 31, 2022, the Company suffered an accumulated deficit of $2,768,698, and incurred a net loss of $190,518 for three months ended March 31, 2022. The continuation of the Company as a going concern through March 31, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of consolidated presentation

These condensed consolidated financial statements, accompanying notes, and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s fiscal year end is December 31. The Company’s financial statements are presented in U.S. dollars.

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

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying condensed financial statements have been expressed in US$. In addition, the Company’s subsidiary in People’s Republic of China maintains its books and record in its local currency, Chinese Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Period-end RMB: US$1 exchange rate	6.34	6.55
Period-average RMB: US$1 exchange rate	6.35	6.48
Period-end HK$: US$1 exchange rate	7.83	7.75
Period-average HK$: US$1 exchange rate	7.80	7.77

●	Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

●	Account receivables

Account receivables are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

●	Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
b.	The entity can identify each party’s rights regarding the services to be transferred.
c.	The entity can identify the payment terms for the services to be transferred.
d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
b.	The customer shall pay for the advertising services after signing of the contract and provide appropriate advertisement materials to the Company, the Company shall ensure the advertisement of the Customer is published according to the contract terms.

3.	Determine the transaction price;

a.	For the advertising contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the three months ended March 31, 2022 and 2021.
b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
b.	Revenue is recognized when the advertising service is performed. According to the sample advertising contract, upon obtaining the signed contract from the Customer, the service period would be started. Therefore, the revenue is recognized when the service completely provided at that point in time.

Under Topic 606, revenues are recognized when the promised services have been confirmed and transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

As of January 1, 2022, the Company’s revenue will mainly be generated revenue from Xindian application platform. According to the announcement of <Approval of Changsha Municipal People’s Government on establishing Changsha Bus Group Co., LTD.> that was issued by the Changsha government on November 17, 2020, “In order to accelerate the development of the Changsha City, the local government decided to set up the Changsha Public Transportation Group Ltd, which is holds Baojun Bus Co., Zhongwang Bus Co., and Tongchang Bus Co.” These mentioned Bus companies are used to be our vendors, our contracts with Zhongwang Bus Co., and Tongchang Bus Co., were expired on February 9, 2021, and April 1, 2020, respectively, and we were not renewed as they were the first batch of bus companies to be merged by the Changsha government. The contract with Baojun Bus Co., was expired on December 31, 2020 but we continued the bus rent on a monthly basis until December 28, 2021. The Changsha government completed the merge and acquisition at the end of 2021, which makes it very difficult for us to continue to operate in this area.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 6% for the three months ended March 31, 2022 and 2021. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2022 and 2021 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the period ending March 31, 2022 and interim reporting periods during the three months ending March 31, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 - PROPERTY AND EQUIPMENT

	As of
	Mach 31 2022	December 31, 2021
	(Unaudited)	(Audited)
Office equipment	$42,332	$42,332
Accumulated depreciation	(33,710)	(31,008)
Property and equipment, net	$8,622	$11,324

Depreciation expense, classified as operating expenses, was $2,702 and $2,608 for the three months ended March 31, 2022 and 2021, respectively.

Accumulated depreciation as of March 31, 2022 and December 31, 2021 were $33,710 and $31,008, respectively.

NOTE 5 - AMOUNT DUE FROM RELATED PARTY

As of March 31, 2022, and December 31, 2021, our amount due from a related party, Hunan Homestead Asset Management Co., Ltd., is $316,303 and $331,342, respectively. During the period through May 16, 2022, the related party repaid $316,303, which the Company is fully collected as of the filing date.

NOTE 6 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Deposits, prepayments and other receivables	$124,373	$63,119

Total deposits, prepayments and other receivables	$124,373	$63,119

As of March 31, 2022, the balance $124,373 represented an outstanding prepayment which included rent prepayments and employee receivables. As of December 31, 2021, the balance $63,119 represented an outstanding prepayment which included rent prepayment, and housing funds.

NOTE 7 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accounts payable	$14,509	$28,638

Total	$14,509	$28,638

As of March 31, 2022, our accounts payable balance of $14,509 primarily includes $14,193 payable to a vendor for bus screen terminal platform fee of the fourth quarter of 2021 that is settled during April 2022.

NOTE 8 – ACCRUED EXPENSES, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accrued expenses	$22,001	$40,492
Other payable	246,890	151,581
Deposits received from customers	59,192	59,062

Total	$328,083	$251,135

Accrued expenses include the audit fee, quarterly review fee & other accrued expenses. Other payable include the rent payable, PRC tax payable, social insurance fee and housing fund, accrued property management fee and employee payable. Deposits received from customers are advertisement service fee paid in advance by customers.

NOTE 9 - DEFERRED REVENUES

As of March 31, 2022, and December 31, 2021, our deferred revenues are $3,091 and $111,388, respectively. This deferred revenue was expected to be recognized as revenue during the year of 2022.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - DUE TO RELATED PARTIES

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Amount due to related party B	$234,824	$234,307
Amount due to related party C	25,420	25,364
Amount due to related party D	27,326	27,288
Amount due to related party E	134,888	134,591
Amount due to related party G	287,392	286,759
Amount due to related party H	8,156	8,138
Amount due to related party I	28	4,835
Amount due to related party J	414,754	291,105
Amount due to related party K	42,579	42,486
Amount due to related party L	20,893	20,893
Amount due to related party M	470,575	463,892
Amount due to related party N	163,211	162,852
Amount due to related party O	141,931	70,809
Amount due to related party P	35,199	35,122
Total	$2,007,176	$1,808,441

Related party B is Hunan Ezagoo Shopping Co. Ltd., Hunan Homestead Asset Management Co., Ltd. is a shareholder of Hunan Ezagoo Shopping Co. Ltd, which is 100% owned by Chengfu Tan, who is Xiaohao Tan’s Father. As of March 31, 2022, and December 31, 2021, related party B advanced $234,824 and $234,307 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited. As of March 31, 2022, and December 31, 2021, related party C advanced $25,420 and $25,364 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of Beijing Ezagoo Zhicheng Internet Technology Limited. As of March 31, 2022, and December 31, 2021, related party D advanced $27,326 and $27,288 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, Mr. Cheng Zhang is the Legal Company Representative of the Changsha Kexibeier E-commerce Limited, and a key management of the Company. As of March 31, 2022, and December 31, 2021, related party E advanced $134,888 and $134,591 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. It’s owns 92% and 8% by Mr. Xiaohao Tan and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. Ms. Qianwen Zhang is also the legal Company Representative of this company. As of March 31, 2022, and December 31, 2021, related party G advanced $287,392 and $286,759 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited, it’s owns 90% and 10% by Beijing Ezagoo Zhicheng Internet Technology Limited and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. As of March 31, 2022, and December 31, 2021, related party H advanced $8,156 and $8,138 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this Company. As of March 31, 2022, and December 31, 2021, related party I advanced $28 and $4,835 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, and Mr. Xiaohao Tan owns 75% of related party J. As of March 31, 2022, and December 31, 2021, related party J advanced $414,754 and $291,105 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. As of March 31, 2022, and December 31, 2021, related party K advanced $42,579 and $42,486 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is a shareholder of Beijing Ezagoo Industrial Development Group Holding Limited, owns 100% of Ezagoo B&R (HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. As of March 31, 2022, and December 31, 2021, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of March 31, 2022, and December 31, 2021, the Company has $470,575 and $463,892 and $0 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which 100% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of March 31, 2022, and December 31, 2021, related party N advanced $163,211 and $162,852 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Hunan Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owned by related party J and Mr. Xiao Hao Tan, respectively. And Mr. Xiaohao Tan is the director of the Company. As of March 31, 2022, and December 31, 2021, related party N advanced $141,931 and $70,809 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owned by related party J, Beijing Ezagoo Industrial Development Group Holding Limited. As of March 31, 2022, and December 31, 2021, related party P advanced $35,199 and $35,122 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

During the period ended March 31, 2022, related parties imputed interest expense of $11,128, and related party cost of revenue of 1,320.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 - DUE TO DIRECTOR

As of March 31, 2022, and December 31, 2021, a director of the Company advanced $29,217 and $29,174 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 12 - OPERATING LEASE

The Company has three operating lease agreement for the office space, the first one is in Beijing China with remaining lease term of 1.67 years, the second one is in Beijing China with remaining lease term of 0.58 years, the third one is in Changsha, Hunan China that paid month by month rent as of March 31, 2022 after the lease ends. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Beijing office rent	Dec 9, 2023	2.67 years	1.67 years
2nd Beijing office rent	Oct 22, 2022	1 years	0.58 years
3rd Changsha office rent	Nov 15, 2020	3 years	Month by month

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For three months ended March 31, 2022 and 2021, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$47,833	$14,675

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter of the year	$49,226	$14,728
Weighted average remaining lease term – operating leases (in years)	1.67	2.58
Average discount rate – operating leases	4.35%	4.35%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases
Operating right-of-use assets	$306,846	$465,102
Total operating right-of-use assets	$306,846	$465,102

Operating lease liabilities- current portion	$187,359	$123,500
Operating lease liabilities- non-current portion	121,654	345,401
Total operating lease liabilities	$309,013	$468,901

Maturities of the Company’s lease liabilities are as follows:

Period ending March 31,
2022	$197,127
2023	124,299
Total lease payments	321,426
Less: Imputed interest/present value discount	(12,413)
Present value of lease liabilities	$309,013

Lease expenses were $47,833 and $14,675 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 13 – COMMON STOCK

As of March 31, 2022, and December 31, 2021, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 14 – ADDITIONAL PAID-IN CAPITAL

As of March 31, 2022, and December 31, 2021, the Company has a total additional paid-in capital - capital contribution balance of $1,396,035 and $1,384,907 respectively.

NOTE 15 – SUBSEQUENT EVENTS

During the subsequent period through May 16, 2022, the Company advanced a total amount of $0 to a related party, and the related party repaid the amount of $316,303. The balance of due from related party as of May 16, 2022 was $0.

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

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. At present, the Company operates within the Chinese digital advertising network through advertisements displayed on flat-panel audio-visual television displays located on the vast network of urban bus lines in Changsha City (which was closed as they’re merger plan with Changsha bus since January 1, 2022) and the mobile application named “Xindian”.

During the quarterly ended March 31, 2022, the Company conducted its business in generally one revenue stream: the mobile short video advertisement.

Results of Operation

For the three months ended March 31, 2022 compared with the three months ended March 31, 2021

Revenue

For three months ended March 31, 2022 and 2021, we realized revenue in amount of $249,736 and $452,254, respectively. The decrease in revenue is the Company’s business development is focus on the mobile short video advertisement in Xindian, and no traditional advertisement on urban-bus since January 1, 2022.

Costs and Expenses

Cost of revenues is comprised of short video produce costs, bus rental fee and related costs, salaries and related costs.

●	Short video produce costs of $5,652 and $161,806 for three months ended March 31, 2022 and 2021, respectively, which are outsourcing to the related party.
●	Bus rental fee and related costs of $1,320 and $16,082 for three months ended March 31, 2022 and 2021 respectively, which for surcharges expenses.
●	Salaries and related costs of $60,765 and $1,455 for three months ended March 31, 2022 and 2021 respectively, which are the compensation expenses for technical employees responsible for R&D and depreciation of computer related to our existing Xindian platform.

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $45,382 and $34,594 for three months ended March 31, 2022 and 2021 respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $317,212 and $164,107 for three months ended March 31, 2022 and 2021 respectively, are:

a.	Compensation expenses for employees in financial, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting.
c.	Office expenses, including rent and rate, insurance.

Net (Loss) Income

The net loss was $190,518 for three months ended March 31, 2022, as compared to net income of $83,840 for three months ended March 31, 2021. The decrease of net profit mainly derived from the decrease in revenue and increase in administrative expenses.

2

Liquidity and Capital Resources

As of March 31, 2022, we had working capital deficit of $1,665,793 as compared to working capital deficit of $1,481,472 as of December 31, 2021. The increase in working capital deficit was reflected in the advanced from related parties for operating use. The Company’s net loss of $190,518 and net income of $83,840 for three months ended March 31, 2022 and 2021, respectively.

Cash Flow from Operating Activities

For three months ended March 31, 2022, net cash used in operating activities was $285,350, compared to net cash provided by operating activities of $1,323,362 for three months ended March 31, 2021, reflecting a decrease of 1,608,712. The cash used in operating activities was mainly due to the deferred revenue, that caused the Company has a significant decrease of operating activities cash inflow.

Cash Flow from Investing Activities

For three months ended March 31, 2022, and 2021, net cash used in investing activities was $0 and $0, respectively.

Cash Flow from Financing Activities

For three months ended March 31, 2022, net cash provided by financing activities was $210,344, as compared to net cash used in financial activities of $1,617,620, reflecting an increase of $1,827,964. The net cash provided by financing activities for three months ended March 31, 2022 was the loan advanced from related parties.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have three lease agreement in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of March 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Additional Information

VIE STRUCTURE AND ARRANGEMENTS

Foreign ownership in companies providing media advertising services is subject to certain restrictions under PRC laws and regulations. To comply with the PRC laws and regulations, we, through our wholly-owned subsidiary, Changsha Ezagoo Technology Limited (CETL), entered into a set of contractual arrangements with Beijing Ezagoo Zhicheng Internet Technology Limited (BEZL) and its shareholders. The contractual arrangements between CETL, BEZL and shareholders of BEZL allow us to:

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

On July 31, 2018 Xin Yang was appointed as Chief Financial Officer of the Company.

The Company’s mailing address is B127, 2/F, Block B, Beijing Pudi Hotel, No.7 South Street of Jianguomen, Dongcheng District, Beijing 100000, China

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: May 16, 2022

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6