Form 10-Q
period 2022-06-30
Ezagoo Ltd
filed 2022-08-15
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-228681

EZAGOO LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	30-1077936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B192, 2/F, BLOCK B, BEIJING PUDI HOTEL, No. 7 SOUTH STREET OF JIANGUOMEN,

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

Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of August 15, 2022, was approximately $27.5 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2022
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$395,656	$559,119
Amount due from related party	-	331,342
Deposits paid, prepayments and other receivables	47,159	63,119
Income Tax receivables	6,652	-
Total current assets	449,467	953,580

NON-CURRENT ASSETS
Plant and equipment, net	6,027	11,324
Operating right-of-use assets	263,959	350,984

TOTAL ASSETS	$719,453	$1,315,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$-	$28,638
Accrued liabilities, other payable and deposits received	265,870	251,135
Amount due to a director	28,155	29,174
Amount due to the related parties	1,861,143	1,808,441
Deferred revenues	2,925	111,388
Income tax payable	-	21,348
Operating lease liabilities, current portion	179,273	184,928
Total current liabilities	2,337,366	2,435,052

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	85,516	169,616

TOTAL LIABILITIES	$2,422,882	$2,604,668

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 and 119,956,826 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	11,996	11,996
Additional paid-in capital	1,438,780	1,384,907
Accumulated other comprehensive loss	(6,637)	(107,503)
Accumulated deficit	(3,147,568)	(2,578,180)
TOTAL STOCKHOLDERS’ DEFICIT	(1,703,429)	(1,288,780)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$719,453	$1,315,888

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$	$	$	$
Related party	9	-	9	-
Non-related parties	190	440,282	245,009	892,536
	199	440,282	245,018	892,536

COSTS AND EXPENSES
Cost of revenue for short video produce costs, related party	-	(123,056)	(5,541)	(284,862)
Cost of revenue for rental and related costs	-	(15,666)	(1,294)	(31,748)
Cost of revenue for salaries and related expenses	(45,165)	-	(101,150)	(1,455)
Sales and marketing expenses	(31,283)	(33,078)	(76,665)	(67,672)
General and administrative expenses	(261,344)	(241,057)	(578,556)	(405,164)
TOTAL COSTS AND EXPENSES	(337,792)	(412,857)	(763,206)	(790,901)

OPERATING (LOSS) INCOME	(337,593)	27,425	(518,188)	101,635

OTHER INCOME (EXPENSES)
Other income	3,373	10	4,578	5,165
Imputed interest expenses	(42,745)	(10,734)	(53,873)	(6,259)
	(39,372)	(10,724)	(49,295)	(1,094)

(LOSS) INCOME BEFORE INCOME TAX	(376,965)	16,701	(567,483)	100,541

INCOME TAX EXPENSES	(1,905)	-	(1,905)	-

NET (LOSS) INCOME	$(378,870)	$16,701	$(569,388)	$100,541

Other comprehensive income (loss)
Foreign exchange adjustment income (loss)	104,675	(17,782)	100,866	(14,925)
COMPREHENSIVE INCOME (LOSS)	$(274,195)	$(1,081)	$(468,522)	$85,616

Net (loss) income per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding – Basic and diluted	119,956,826	119,956,826	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended June 30, 2022

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDER DEFICT
Balance as of April 1, 2022 (Unaudited)	119,956,826	11,996	1,396,035	(2,768,698)	(111,312)	(1,471,979)
Imputed interest expenses	-	-	42,745	-	-	42,745
Net loss	-	-	-	(376,965)	-	(376,965)
Other comprehensive income	-	-	-	-	104,675	104,675
Balance as of June 30, 2022 (Unaudited)	119,956,826	11,996	1,438,780	(3,147,568)	(6,637)	(1,703,429)

For the three months ended June 30, 2021

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDER DEFICT
Balance as of April 1, 2021 (Unaudited)	119,956,826	11,996	1,304,064	(2,748,980)	(59,071)	(1,491,991)
Imputed interest income	-	-	817	-	-	817

Net profit	-	-	-	16,701	-	16,701

Other comprehensive loss	-	-	-	-	(17,782)	(17,782)
Balance as of June 30, 2021 (Unaudited)	119,956,826	11,996	1,304,881	(2,732,279)	(76,853)	(1,492,255)

For the six months ended June 30, 2022

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDER DEFICT
Balance as of January 1, 2022 (Audited)	119,956,826	11,996	1,384,907	(2,578,180)	(107,503)	(1,288,780)
Imputed interest expenses	-	-	53,873	-	-	53,873
Net loss	-	-	-	(567,483)	-	(567,483)
Other comprehensive loss	-	-	-	-	100,866	100,866
Balance as of June 30, 2022 (Unaudited)	119,956,826	11,996	1,438,780	(3,147,568)	(6,637)	(1,703,429)

For the six months ended June 30, 2021

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDER DEFICT
Balance as of January 1, 2021 (Audited)	119,956,826	11,996	1,308,646	(2,832,820)	(61,928)	(1,574,106)
Imputed interest expenses	-	-	(3,765)	-	-	(3,765)

Net profit	-	-	-	100,541	-	100,541

Other comprehensive loss	-	-	-	-	(14,925)	(14,925)
Balance as of June 30, 2021 (Unaudited)	119,956,826	11,996	1,304,881	(2,732,279)	(76,853)	(1,492,255)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Six months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(569,388)	$100,541
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	5,297	5,661
Imputed interests	53,873	(3,765)

Changes in operating assets and liabilities:
Deposits, prepayments, and other receivables	13,184	(51,764)
Repayment from related parties	325,164	199,998
Accounts payable	(28,104)	(6,767)
Accrued liabilities and other payable	27,557	(19,291)
Receipts in advance	19	(110,220)
Deferred revenues	(106,285)	(512,197)
Income tax payable	(28,000)	-
Operating lease right-of-use assets	87,025	(432,839)
Operating lease liabilities	(89,755)	436,215
Net cash (used in) provided by operating activities	(309,413)	(394,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	149,039	463,156
Advance from a director	-	209
Net cash provided by financing activities	149,039	463,365

Effect of exchange rate changes on cash and cash equivalents	(3,089)	(14,925)

Net change in cash and cash equivalents	(163,463)	54,012
Cash and cash equivalents, beginning of period	559,119	824,733
CASH AND CASH EQUIVALENTS, END OF PERIOD	$395,656	$878,745

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$29,905	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

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

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of June 30, 2022, the Company suffered an accumulated deficit of $3,147,568, and incurred a net loss of $569,388 for six months ended June 30, 2022. The continuation of the Company as a going concern through June 30, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Period-end RMB: US$1 exchange rate	6.70	6.46
Period-average RMB: US$1 exchange rate	6.47	6.47
Period-end HK$: US$1 exchange rate	7.85	7.76
Period-average HK$: US$1 exchange rate	7.82	7.76

● Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of six months or less at the time of issuance to be cash equivalents.

● Account receivables

Account receivables are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.	Identify the performance obligations in the contract;

a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
b.	The customer shall pay for the advertising services after signing of the contract and provide appropriate advertisement materials to the Company, the Company shall ensure the advertisement of the Customer is published according to the contract terms.

3.	Determine the transaction price;

a.	For the advertising contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the six months ended June 30, 2022 and 2021.
b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
b.	Revenue is recognized when the advertising service is performed. According to the sample advertising contract, upon obtaining the signed contract from the Customer, the service period would be started. Therefore, the revenue is recognized when the service completely provided at that point in time.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

● Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interest is considered insignificant.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 6% for the six months ended June 30, 2022 and 2021. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

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

● Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the period ending June 30, 2022 and interim reporting periods during the six months ending June 30, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

NOTE 4 - PROPERTY AND EQUIPMENT

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Office equipment	$42,332	$42,332
Accumulated depreciation	(36,305)	(31,008)
Property and equipment, net	$6,027	$11,324

Depreciation expense, classified as operating expenses, was $5,297 and $5,661 for the six months ended June 30, 2022 and 2021, respectively.

Accumulated depreciation as of June 30, 2022 and December 31, 2021 were $36,305 and $31,008, respectively.

NOTE 5 - AMOUNT DUE FROM RELATED PARTY

As of June 30, 2022, and December 31, 2021, our amount due from a related party, Hunan Homestead Asset Management Co., Ltd., is $0 and $331,342, respectively. During the period through May 16, 2022, the related party repaid $325,164, which the Company is fully collected as of the filing date. The different of repayment amounts in US$ due to the different exchange rate used to evaluate the six months ended as of June 30, 2022 and the year ended as of December 31, 2021.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Deposits, prepayments and other receivables	$47,159	$63,119

Total deposits, prepayments and other receivables	$47,159	$63,119

As of June 30, 2022, the balance $47,159 represented an outstanding prepayment which included rent prepayments and related costs. As of December 31, 2021, the balance $63,119 represented an outstanding prepayment which included rent prepayment, and housing funds.

NOTE 7 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accounts payable	$-	$28,638

Total	$-	$28,638

As of June 30, 2022, and December 31, 2021, our accounts payable are $0 and $28,638, respectively. During the period ended June 30, 2022, the remaining balance of bus screen terminal platform fee in 2021 has been paid.

NOTE 8 – ACCRUED EXPENSES, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accrued expenses	$7,751	$40,492
Other payable	202,075	151,581
Deposits received from customers	56,044	59,062

Total	$265,870	$251,135

Accrued expenses include the quarterly review fee & other accrued expenses. Other payable include the rent payable, PRC tax payable, and employee payable etc. Deposits received from customers are advertisement service fee paid in advance by customers.

NOTE 9 - DEFERRED REVENUES

As of June 30, 2022, and December 31, 2021, our deferred revenues are $2,925 and $111,388, respectively. This deferred revenue was expected to be recognized as revenue during the year of 2022.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - DUE TO RELATED PARTIES

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Amount due to related party B	$222,264	$234,307
Amount due to related party C	24,060	25,364
Amount due to related party D	26,402	27,288
Amount due to related party E	127,673	134,591
Amount due to related party G	272,020	286,759
Amount due to related party H	7,720	8,138
Amount due to related party I	-	4,835
Amount due to related party J	468,696	291,105
Amount due to related party K	40,302	42,486
Amount due to related party L	20,893	20,893
Amount due to related party M	355,845	463,892
Amount due to related party N	139,555	162,852
Amount due to related party O	122,397	70,809
Amount due to related party P	33,316	35,122
Total	$1,861,143	$1,808,441

Related party B is Hunan Ezagoo Shopping Co. Ltd., Hunan Homestead Asset Management Co., Ltd. is a shareholder of Hunan Ezagoo Shopping Co. Ltd, which is 100% owned by Chengfu Tan, who is Xiaohao Tan’s Father. As of June 30, 2022, and December 31, 2021, related party B advanced $222,264 and $234,307 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited. As of June 30, 2022, and December 31, 2021, related party C advanced $24,060 and $25,364 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of Beijing Ezagoo Zhicheng Internet Technology Limited. As of June 30, 2022, and December 31, 2021, related party D advanced $26,402 and $27,288 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, Mr. Cheng Zhang is the Legal Company Representative of the Changsha Kexibeier E-commerce Limited, and a key management of the Company. As of June 30, 2022, and December 31, 2021, related party E advanced $127,673 and $134,591 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. It’s owns 92% and 8% by Mr. Xiaohao Tan and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. Ms. Qianwen Zhang is also the legal Company Representative of this company. As of June 30, 2022, and December 31, 2021, related party G advanced $272,020 and $286,759 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited, it’s owns 90% and 10% by Beijing Ezagoo Zhicheng Internet Technology Limited and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. As of June 30, 2022, and December 31, 2021, related party H advanced $7,720 and $8,138 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this Company. As of June 30, 2022, and December 31, 2021, related party I advanced $0 and $4,835 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, and Mr. Xiaohao Tan owns 75% of related party J. As of June 30, 2022, and December 31, 2021, related party J advanced $468,696 and $291,105 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. As of June 30, 2022, and December 31, 2021, related party K advanced $40,302 and $42,486 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is a shareholder of Beijing Ezagoo Industrial Development Group Holding Limited, owns 100% of Ezagoo B&R (HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. As of June 30, 2022, and December 31, 2021, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of June 30, 2022, and December 31, 2021, the Company has $355,845 and $463,892 and $0 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which 100% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of June 30, 2022, and December 31, 2021, related party N advanced $139,555 and $162,852 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Hunan Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owned by related party J and Mr. Xiao Hao Tan, respectively. And Mr. Xiaohao Tan is the director of the Company. As of June 30, 2022, and December 31, 2021, related party N advanced $122,397 and $70,809 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owned by related party J, Beijing Ezagoo Industrial Development Group Holding Limited. As of June 30, 2022, and December 31, 2021, related party P advanced $33,316 and $35,122 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Disclosure of related parties’ transactions	Six months ended June 30,
	2022	2021
	(Unaudited)	(Audited)
Imputed interest expenses to director	$619	$417
Imputed interest expenses to related parties	70,048	22,865
Imputed interest income from related parties	(16,794)	(27,047)
Total imputed interest expenses (income)	$53,873	$(3,765)
Commission income, related party	$9	$-
Cost of revenue, related parties	$5,541	$284,862

NOTE 11 - DUE TO DIRECTOR

As of June 30, 2022, and December 31, 2021, a director of the Company advanced $28,155 and $29,174 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 12 - OPERATING LEASE

The Company has three operating lease agreement for the office space, the first one is in Beijing China with remaining lease term of 1.42 years, the second one is in Beijing China with remaining lease term of 0.33 years, the third one is in Changsha, Hunan China that paid month by month rent as of June 30, 2022 after the lease ends. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Beijing office rent	Dec 9, 2023	2.67 years	1.42 years
2nd Beijing office rent	Oct 22, 2022	1 years	0.33 years
3rd Changsha office rent	Nov 15, 2020	3 years	Month by month

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For six months ended June 30, 2022 and 2021, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

	Six months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$93,783	$58,483

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022	$96,513	$59,014
Weighted average remaining lease term – operating leases (in years)	1.42	2.42
Average discount rate – operating leases	4.35%	4.35%

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases
Operating right-of-use assets	$263,959	$432,839
Total operating right-of-use assets	$263,959	$432,839

Operating lease liabilities- current portion	$179,273	$85,776
Operating lease liabilities- non-current portion	85,516	350,439
Total operating lease liabilities	$264,789	$436,215

Maturities of the Company’s lease liabilities are as follows:

Period ending June 30,
2023	$186,583
2024	71,005
Total lease payments
Less: Imputed interest/present value discount	(7,201)
Present value of lease liabilities	$264,789

Lease expenses were $93,783 and $58,483 during the six months ended June 30, 2022 and 2021, respectively.

NOTE 13 – COMMON STOCK

As of June 30, 2022, and December 31, 2021, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 14 – ADDITIONAL PAID-IN CAPITAL

As of June 30, 2022, and December 31, 2021, the Company has a total additional paid-in capital - capital contribution balance of $1,438,780 and $1,384,907, respectively.

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

During the quarterly ended June 30, 2022, the Company conducted its business in generally two revenue streams: the advertisement income of mobile short video, and the commission income from e-commerce business & other value-added services that started from June 1, 2022.

Results of Operation

For the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021

Revenue

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$	$	$	$

Advertisement income of mobile short video	-	440,282	244,819	892,536
Commission income
-Commission income of e-commerce business	9	-	9	-
-Commission income of other value-added services	190	-	190	-
	$199	$440,282	$245,018	$892,536

For three months ended June 30, 2022 and 2021, we realized revenue in amount of $199 and $440,282, respectively. The decrease in advertisement income is the Company suffered from the Covid-19, and we met the bottleneck when we transformed the traditional bus advertising to their Xindian platform since January 1, 2022. We’re planning to expand our brand to attract more potential users and customers.

For six months ended June 30, 2022 and 2021, we realized revenue in amount of $245,018 and $892,536, respectively. The decrease in revenue is the Company’s business development is focus on the advertisement income and other income from Xindian, and no traditional advertisement on urban-bus since January 1, 2022. We’re planning to expand our brand to attract more potential users and customers.

Costs and Expenses

Cost of revenues is comprised of short video produce costs, bus rental fee and related costs, salaries and related costs.

●

Short video produce costs of $0 and $123,056 for three months ended June 30, 2022 and 2021, respectively, which are outsourcing to the related party.

Short video produce costs of $5,541 and $284,862 for six months ended June 30, 2022 and 2021, respectively, which are outsourcing to the related party.

●

Bus rental fee and related costs of $0 and $15,666 for three months ended June 30, 2022 and 2021 respectively, which for surcharges expenses.

Bus rental fee and related costs of $1,294 and $31,748 for six months ended June 30, 2022 and 2021 respectively, which for surcharges expenses.

●

Salaries and related costs of $45,165 and $0 for three months ended June 30, 2022 and 2021 respectively, which are the compensation expenses for technical employees responsible for R&D and depreciation of computer related to our existing Xindian platform.

Salaries and related costs of $101,150 and $1,455 for six months ended June 30, 2022 and 2021 respectively, which are the compensation expenses for technical employees responsible for R&D and depreciation of computer related to our existing Xindian platform.

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $31,283 and $33,078 for three months ended June 30, 2022 and 2021 respectively, and of $76,665 and $67,672 for the six months ended June 30, 2022 respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $261,344 and $241,057 for three months ended June 30, 2022 and 2021 respectively, and of $578,556 and $405,164 for the six months ended June 30, 2022 respectively, are:

a.	Compensation expenses for employees in financial, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting.
c.	Office expenses, including rent and rate, insurance.

Net (Loss) Income

The net loss was $378,870 for three months ended June 30, 2022, as compared to net income of $16,701 for three months ended June 30, 2021.

The net loss was $569,388 for six months ended June 30, 2022, as compared to net income of $100,541 for six months ended June 30, 2021. The decrease of net profit mainly derived from the decrease in the advertisement income and increase in administrative expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had working capital deficit of $1,887,899 as compared to working capital deficit of $1,481,472 as of December 31, 2021. The increase in working capital deficit was reflected in the advanced from related parties and the deferred income for operating use. The Company’s net loss of $569,388 and net income of $100,541 for six months ended June 30, 2022 and 2021, respectively.

Cash Flow from Operating Activities

For six months ended June 30, 2022, net cash used in operating activities was $309,414, compared to net cash used in operating activities of $394,428 for three months ended June 30, 2021, reflecting an increase of 85,014. The cash used in operating activities was mainly due to increasing in the repayment from related party and the decreasing in deferred revenue.

Cash Flow from Investing Activities

For six months ended June 30, 2022, and 2021, net cash used in investing activities was $0 and $0, respectively.

Cash Flow from Financing Activities

For six months ended June 30, 2022, net cash provided by financing activities was $149,039, as compared to net cash used in financial activities of $463,365, reflecting a decrease of $314,326. The net cash provided by financing activities for six months ended June 30, 2022 was the loan advanced from related parties.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have three lease agreement in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of June 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer *
32.2	Section 1350 Certification of principal executive officer *
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO LIMITED
(Name of Registrant)

Date: August 15, 2022

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

