Form 10-Q
period 2022-09-30
Ezagoo Ltd
filed 2022-11-14
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of November 14, 2022, was approximately $27.2 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2022
Common Stock, $.0001 par value	119,956,826

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	F-1

ITEM 1.	FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	F-2
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021 (unaudited)	F-3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021(unaudited)	F-4
	Notes to the Condensed Consolidated Financial Statements	F-5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2-4
ITEM 3.	QUANTITATIVE AND QUALITATIVED IS CLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION	5

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	6
	SIGNATURES	7

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$412,596	$559,119
Amount due from related party	-	331,342
Deposits paid, prepayments and other receivables	56,973	63,119
Income Tax receivables	6,652	-
Total current assets	476,221	953,580

NON-CURRENT ASSETS
Plant and equipment, net	3,525	11,324
Operating right-of-use assets	222,142	350,984

TOTAL ASSETS	$701,888	$1,315,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$-	$28,638
Accrued liabilities, other payable and deposits received	262,190	251,135
Amount due to a director	27,054	29,174
Amount due to the related parties	2,063,187	1,808,441
Deferred revenues	2,754	111,388
Income tax payable	-	21,348
Operating lease liabilities, current portion	170,435	184,928
Total current liabilities	2,525,620	2,435,052

NON-CURRENT LIABILITIES
Operating lease liabilities, non-current portion	51,248	169,616

TOTAL LIABILITIES	$2,576,868	$2,604,668

STOCKHOLDERS’ DEFICIT
Preferred stocks, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stocks, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 and 119,956,826 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	11,996	11,996
Additional paid-in capital	1,444,308	1,384,907
Accumulated other comprehensive gain (loss)	124,547	(107,503)
Accumulated deficit	(3,455,831)	(2,578,180)
TOTAL STOCKHOLDERS’ DEFICIT	(1,874,980)	(1,288,780)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$701,888	$1,315,888

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
REVENUES	$		$		$		$
Related parties		-		-		9		-
Non-related parties		423		386,634		240,892		1,279,170
TOTAL REVENUES		423		386,634		240,901		1,279,170

COSTS AND EXPENSES
Cost of revenue - short video produce costs, related party		-		(115,350)		(5,438)		(400,212)
Cost of revenue - rental and related costs		(178)		(13,913)		(1,922)		(45,661)
Cost of revenue - salaries and related expenses		(34,792)		-		(140,512)		(1,455)
Sales and marketing expenses		(27,292)		(30,429)		(103,957)		(98,101)
General and administrative expenses		(243,500)		(267,255)		(812,599)		(672,419)
TOTAL COSTS AND EXPENSES		(305,762)		(426,947)		(1,064,428)		(1,217,848)

OPERATING INCOME (LOSS)		(305,339)		(40,313)		(823,527)		61,322

OTHER INCOME (EXPENSES)
Other income, net		2,604		407		7,147		5,572
Imputed interest expenses		(5,528)		(10,961)		(59,401)		(17,220)
TOTAL OTHER INCOME (EXPENSES)		(2,924)		(10,554)		(52,254)		(11,648)

INCOME (LOSS) BEFORE INCOME TAX		(308,263)		(50,867)		(875,781)		49,674

INCOME TAX EXPENSES		-		-		(1,870)		-

NET INCOME (LOSS)		$(308,263)		$(50,867)		$(877,651)		$49,674

Other comprehensive income (loss)
Foreign exchange adjustment income (loss)		131,184		7,540		232,050		(7,385)
COMPREHENSIVE INCOME (LOSS)		$(177,079)		$(43,327)		$(645,601)		$42,289

Net income (loss) per share - Basic and diluted		$(0.00)		$(0.00)		$(0.01)		$0.00

Weighted average number of common shares outstanding – Basic and diluted		119,956,826		119,956,826		119,956,826		119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended September 30, 2022

	COMMON STOCKS		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ DEFICT
Balance as of July 1, 2022 (Unaudited)	119,956,826	$11,996	$1,438,780	$(3,147,568)	$(6,637)	$(1,703,429)
Imputed interest	-	-	5,528	-	-	5,528
Net loss	-	-	-	(308,263)	-	(308,263)
Other comprehensive income	-	-	-	-	131,184	131,184
Balance as of September 30, 2022 (Unaudited)	119,956,826	$11,996	$1,444,308	$(3,455,831)	$124,547	$(1,874,980)

For the three months ended September 30, 2021

	COMMON STOCKS		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ DEFICT
Balance as of July 1, 2021 (Unaudited)	119,956,826	$11,996	$1,304,881	$(2,732,279)	$(76,853)	$(1,492,255)
Imputed interest	-	-	733	-	-	733
Net loss	-	-	-	(50,867)	-	(50,867)
Other comprehensive income	-	-	-	-	7,540	7,540
Balance as of September 30, 2021 (Unaudited)	119,956,826	$11,996	$1,305,614	$(2,783,146)	$(69,313)	$(1,534,849)

For the nine months ended September 30, 2022

	COMMON STOCKS		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2022 (Audited)	119,956,826	$11,996	$1,384,907	$(2,578,180)	$(107,503)	$(1,288,780)
Imputed interest	-	-	59,401	-	-	59,401
Net loss	-	-	-	(877,651)	-	(877,651)
Other comprehensive income	-	-	-	-	232,050	232,050
Balance as of September 30, 2022 (Unaudited)	119,956,826	$11,996	$1,444,308	$(3,455,831)	$124,547	$(1,874,980)

For the nine months ended September 30, 2021

	COMMON STOCKS		ADDITIONAL		ACCUMULATED OTHER	TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	COMPREHENSIVE INCOME	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2021 (Audited)	119,956,826	$11,996	$1,308,646	$(2,832,820)	$(61,928)	$(1,574,106)
Imputed interest expenses	-	-	(3,032)	-	-	(3,032)

Net profit	-	-	-	49,674	-	49,674
Other comprehensive loss	-	-	-	-	(7,385)	(7,385)

Balance as of September 30, 2021 (Unaudited)	119,956,826	$11,996	$1,305,614	$(2,783,146)	$(69,313)	$(1,534,849)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(877,651)	$49,674
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	7,799	8,413
Imputed interests, net	59,401	(3,032)

Changes in operating assets and liabilities:
Deposits, prepayments, and other receivables	(592)	(90,480)
Repayment from related parties	319,141	199,092
Accounts payable	(27,584)	(5,053)
Accrued liabilities and other payable	37,870	28,721
Receipts in advance	331	(114,575)
Deferred revenues	(104,316)	(892,423)
Income tax payable	(28,000)	-
Operating lease right-of-use assets	128,842	(393,245)
Operating lease liabilities	(132,861)	395,640
Net cash used in operating activities	(617,620)	(817,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	479,709	581,518
Advance from a director	-	245
Net cash provided by financing activities	479,709	581,763

Effect of exchange rate changes on cash and cash equivalents	(8,612)	(7,385)

Net change in cash and cash equivalents	(146,523)	(242,890)
Cash and cash equivalents, beginning of period	559,119	824,733
CASH AND CASH EQUIVALENTS, END OF PERIOD	$412,596	$581,843

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$29,905	$-
Cash paid for interest paid	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of September 30, 2022, the Company suffered an accumulated deficit of $3,455,831 and incurred a net loss of $877,651 for nine months ended September 30, 2022. The continuation of the Company as a going concern through September 30, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Period-end RMB: US$1 exchange rate	7.12	6.44
Period-average RMB: US$1 exchange rate	6.60	6.47
Period-end HK$: US$1 exchange rate	7.85	7.78
Period-average HK$: US$1 exchange rate	7.83	7.77

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

● Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of nine months or less at the time of issuance to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits placed with banks that located in US, the Hong Kong and mainland China.

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

● Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
b.	The entity can identify each party’s rights regarding the services to be transferred.
c.	The entity can identify the payment terms for the services to be transferred.
d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
b.	The customer shall pay for the advertising services after signing of the contract and provide appropriate advertisement materials to the Company, the Company shall ensure the advertisement of the Customer is published according to the contract terms.

3.	Determine the transaction price;

a.	For the advertising contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the nine months ended September 30, 2022 and 2021.
b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

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

During the period ended September 30, 2022, the Company conducted its business in generally two revenue streams: the advertisement income of mobile short video, and the commission income from e-commerce business & other value-added services that started from June 1, 2022.

● Cost of revenues

Cost of revenue includes bus media terminal rental fees, bus monitors maintenance fees, bus screen installation fees, internet data fees, cloud fees for storage use and the operating salaries for the staffs who running the Xindian application.

● Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interests were $59,401 and $17,220 for the nine months ended September 30, 2022 and 2021, respectively.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 6% for the nine months ended September 30, 2022 and 2021. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

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

● Recent accounting pronouncements

In March 2021, the FASB issued ASU 2021-03, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the period ending September 30, 2022. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this update for interim financial statements already issued in the year of adoption. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 - PLANT, PROPERTY AND EQUIPMENT

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Office equipment	$42,332	$42,332
Accumulated depreciation	(38,807)	(31,008)
Property and equipment, net	$3,525	$11,324

Depreciation expense, classified as operating expenses, was $7,799 and $8,413 for the nine months ended September 30, 2022 and 2021, respectively.

Accumulated depreciation as of September 30, 2022 and December 31, 2021 were $38,807 and $31,008, respectively.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 5 - AMOUNT DUE FROM RELATED PARTY

As of September 30, 2022, and December 31, 2021, our amount due from a related party, Hunan Homestead Asset Management Co., Ltd., is $0 and $331,342, respectively. During the period through May 16, 2022, the related party repaid $319,141, which the Company is fully collected. The different of repayment amounts in US$ due to the different exchange rate used to evaluate the nine months ended as of September 30, 2022 and the year ended as of December 31, 2021.

NOTE 6 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Deposits, prepayments and other receivables	$56,973	$63,119

Total deposits, prepayments and other receivables	$56,973	$63,119

As of September 30, 2022, the balance $56,973 represented an outstanding prepayment which included rent prepayments and related costs. As of December 31, 2021, the balance $63,119 represented an outstanding prepayment which included rent prepayment, and housing funds.

NOTE 7 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accounts payable	$-	$28,638

Total	$-	$28,638

As of September 30, 2022, and December 31, 2021, our accounts payable are $0 and $28,638, respectively. During the period ended September 30, 2022, the remaining balance of bus screen terminal platform fee in 2021 has been paid.

NOTE 8 – ACCRUED EXPENSES, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Accrued expenses	$15,179	$40,492
Other payable	193,958	151,581
Deposits received from customers	53,053	59,062

Total	$262,190	$251,135

Accrued expenses include the quarterly review fee, tax filing service fee & other accrued expenses. Other payable include the rent payable, PRC tax payable, and employee payable etc. Deposits received from customers are advertisement service fee paid in advance by customers.

NOTE 9 - DEFERRED REVENUES

As of September 30, 2022, and December 31, 2021, our deferred revenues are $2,754 and $111,388, respectively. This deferred revenue was expected to be recognized as revenue during the year of 2022.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 10 - DUE TO RELATED PARTIES

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Amount due to related party B	$209,254	$234,307
Amount due to related party C	22,652	25,364
Amount due to related party D	25,446	27,288
Amount due to related party E	120,200	134,591
Amount due to related party G	256,099	286,759
Amount due to related party H	7,268	8,138
Amount due to related party I	-	4,835
Amount due to related party J	750,428	291,105
Amount due to related party K	37,943	42,486
Amount due to related party L	20,893	20,893
Amount due to related party M	335,018	463,892
Amount due to related party N	131,387	162,852
Amount due to related party O	115,233	70,809
Amount due to related party P	31,366	35,122
Total	$2,063,187	$1,808,441

Related party B is Hunan Ezagoo Shopping Co. Ltd., Hunan Homestead Asset Management Co., Ltd. is a shareholder of Hunan Ezagoo Shopping Co. Ltd, which is 100% owned by Chengfu Tan, who is Xiaohao Tan’s Father. As of September 30, 2022, and December 31, 2021, related party B advanced $209,254 and $234,307 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited. As of September 30, 2022, and December 31, 2021, related party C advanced $22,652 and $25,364 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of Beijing Ezagoo Zhicheng Internet Technology Limited. As of September 30, 2022, and December 31, 2021, related party D advanced $25,446 and $27,288 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, Mr. Cheng Zhang is the Legal Company Representative of the Changsha Kexibeier E-commerce Limited, and a key management of the Company. As of September 30, 2022, and December 31, 2021, related party E advanced $120,200 and $134,591 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. It’s owns 92% and 8% by Mr. Xiaohao Tan and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. Ms. Qianwen Zhang is also the legal Company Representative of this company. As of September 30, 2022, and December 31, 2021, related party G advanced $256,099 and $286,759 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited, it’s owns 90% and 10% by Beijing Ezagoo Zhicheng Internet Technology Limited and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. As of September 30, 2022, and December 31, 2021, related party H advanced $7,268 and $8,138 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party I is Hunan Bright Lionrock Mountain Resort Limited. Beijing Ezagoo Industrial Development Group Holding Limited, which is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, owns 80% of Hunan Bright Lionrock Mountain Resort Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this Company. As of September 30, 2022, and December 31, 2021, related party I advanced $0 and $4,835 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. It is a shareholder of Beijing Ezagoo Zhicheng Internet Technology Limited, and Mr. Xiaohao Tan owns 75% of related party J. As of September 30, 2022, and December 31, 2021, related party J advanced $750,428 and $291,105 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. As of September 30, 2022, and December 31, 2021, related party K advanced $37,943 and $42,486 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is a shareholder of Beijing Ezagoo Industrial Development Group Holding Limited, owns 100% of Ezagoo B&R (HongKong) Industry Development Group Limited. Mr. Xiao Hao Tan is the Legal Company Representative of this company. As of September 30, 2022, and December 31, 2021, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of September 30, 2022, and December 31, 2021, the Company has $355,018 and $463,892 and $0 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which 100% of its equity is owned by Mr. Xiao Hao Tan, he is the director of the Company. As of September 30, 2022, and December 31, 2021, related party N advanced $131,387 and $162,852 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Hunan Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owned by related party J and Mr. Xiao Hao Tan, respectively. And Mr. Xiaohao Tan is the director of the Company. As of September 30, 2022, and December 31, 2021, related party N advanced $115,233 and $70,809 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owned by related party J, Beijing Ezagoo Industrial Development Group Holding Limited. As of September 30, 2022, and December 31, 2021, related party P advanced $31,366 and $35,122 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Disclosure of related parties’ transactions	Nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Imputed interest expenses to director	$923	$631
Imputed interest expenses to related parties	62,589	38,749
Imputed interest income from related parties	(4,111)	(22,160)
Total imputed interest expenses (income)	$59,401	$17,220
Commission income, related parties	$9	$-
Cost of revenue, related parties	$5,438	$400,212

NOTE 11 - DUE TO DIRECTOR

As of September 30, 2022, and December 31, 2021, a director of the Company advanced $27,054 and $29,174 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 12 - OPERATING LEASE

The Company has three operating lease agreement for the office space, the first one is in Beijing China with remaining lease term of 1.17 years, the second one is in Beijing China with remaining lease term of 0.08 years, the third one is in Changsha, Hunan China that paid month by month rent as of September 30, 2022 after the lease ends. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

On September 29, 2022, that rent agreement in Beijing China with remaining lease term of 0.08 years that will be expiry on October 22, 2022, which have been renewed 1 year from October 23, 2022 to Oct 22, 2023 with monthly rent of $303 (RMB2,000).

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Beijing office rent	Dec 9, 2023	2.67 years	1.17 years
2nd Beijing office rent	Oct 22, 2022	1 year	0.08 year
3rd Changsha office rent	Nov 15, 2020	3 years	Month by month
4th Beijing office rent	Oct 23, 2022	1 year	1 year

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For nine months ended September 30, 2022 and 2021, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

	Nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$138,069	$103,108

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2022	$142,088	$104,623
Weighted average remaining lease term – operating leases (in years)	1.17	2.17
Average discount rate – operating leases	4.35%	4.35%

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases
Operating right-of-use assets	$222,142	$393,245
Total operating right-of-use assets	$222,142	$393,245

Operating lease liabilities- current portion	$170,435	$181,146
Operating lease liabilities- non-current portion	51,248	214,494
Total operating lease liabilities	$221,683	$395,640

Maturities of the Company’s lease liabilities are as follows:

Period ending September 30,
2023	$175,474
2024	23,121
Total lease payments	198,595
Less: Imputed interest/present value discount	23,088
Present value of lease liabilities	$221,683

Lease expenses were $138,069 and $103,108 during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 13 – COMMON STOCK

As of September 30, 2022, and December 31, 2021, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 14 – ADDITIONAL PAID-IN CAPITAL

As of September 30, 2022, and December 31, 2021, the Company has a total additional paid-in capital - capital contribution balance of $1,444,308 and $1,384,907 respectively.

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

During the periods ended September 30, 2022, the Company conducted its business in generally two revenue streams: the advertisement income of mobile short video, and the commission income from e-commerce business & other value-added services that started from June 1, 2022.

Results of Operation

For the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$	$	$	$
Advertisement income of mobile short video	-	386,634	240,283	1,279,170
Commission income
-Commission income of e-commerce business	-	-	9	-
-Commission income of other value-added services	423	-	609	-
	$423	$386,634	$240,901	$1,279,170

For three months ended September 30, 2022 and 2021, we realized revenue in amount of $423 and $386,634, respectively. The decrease in advertisement income is the Company suffered from the Covid-19, and we met the bottleneck when we transformed the traditional bus advertising to their Xindian platform since January 1, 2022. We’re planning to expand our brand to attract more potential users and customers, and we have generated commission income of e-commerce business (Xin-Beauty) and other value-added services (Customers or Users could sell products in Xindian, like Amazon), that are starting from April 1, 2022.

For nine months ended September 30, 2022 and 2021, we realized revenue in amount of $240,901 and $1,279,170, respectively. The decrease in revenue is the Company’s business development is focus on the advertisement income and other income from Xindian, and no traditional advertisement on urban-bus since January 1, 2022. We’re planning to expand our brand to attract more potential users and customers, and we have generated commission income of e-commerce business (Xin-Beauty) and other value-added services (Customers or Users could sell products in Xindian, like Amazone), that are starting from April 1, 2022.

Costs and Expenses

Cost of revenues is comprised of short video produce costs, bus rental fee and related costs, salaries and related costs.

●

Short video produce costs of $0 and $115,350 for three months ended September 30, 2022 and 2021, respectively, which are outsourcing to the related party.

Short video produce costs of $5,438 and $400,212 for nine months ended September 30, 2022 and 2021, respectively, which are outsourcing to the related party.

●

Bus rental fee and related costs of $178 and $13,913 for three months ended September 30, 2022 and 2021 respectively, which for surcharges expenses.

Bus rental fee and related costs of $1,922 and $45,661 for nine months ended September 30, 2022 and 2021 respectively, which for surcharges expenses.

●

Salaries and related costs of $34,792 and $0 for three months ended September 30, 2022 and 2021 respectively, which are the compensation expenses for technical employees responsible for R&D and depreciation of computer related to our existing Xindian platform.

Salaries and related costs of $140,512 and $1,455 for nine months ended September 30, 2022 and 2021 respectively, which are the compensation expenses for technical employees responsible for R&D and depreciation of computer related to our existing Xindian platform.

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $27,292 and $30,429 for three months ended September 30, 2022 and 2021 respectively, and of $103,957 and $98,101 for the nine months ended September 30, 2022 respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $243,500 and $267,255 for three months ended September 30, 2022 and 2021 respectively, and of $812,599 and $672,419 for the nine months ended September 30, 2022 respectively, are:

a.	Compensation expenses for employees in financial, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting.
c.	Office expenses, including rent and rate, insurance.

Net Income (Loss)

The net loss was $308,263 for three months ended September 30, 2022, as compared to net loss of $50,867 for three months ended September 30, 2021. The decrease of net income mainly derived from the decrease in the advertisement income and increase in administrative expenses.

The net loss was $877,651 for nine months ended September 30, 2022, as compared to net income of $49,674 for nine months ended September 30, 2021. The decrease of net income mainly derived from the decrease in the advertisement income and increase in administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had working capital deficit of $2,049,399 as compared to working capital deficit of $1,481,472 as of December 31, 2021. The increase in working capital deficit was reflected in the advanced from related parties and the deferred income for operating use. The Company’s net loss of $877,651 and net income of $49,674 for nine months ended September 30, 2022 and 2021, respectively.

Cash Flow from Operating Activities

For nine months ended September 30, 2022, net cash used in operating activities was $617,620, compared to net cash used in operating activities of $817,268 for nine months ended September 30, 2021, reflecting a decrease of 199,647. The cash used in operating activities was mainly due to increasing   in the repayment from related party and the decreasing in deferred revenue.

Cash Flow from Investing Activities

For nine months ended September 30, 2022, and 2021, net cash used in investing activities was $0 and $0, respectively.

Cash Flow from Financing Activities

For nine months ended September 30, 2022, net cash provided by financing activities was $479,709, as compared to net cash used in financial activities of $581,763, reflecting a decrease of $102,054. The net cash provided by financing activities for nine months ended September 30, 2022 was the loan advanced from related parties.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have three lease agreement in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of September 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Additional Information

VIE STRUCTURE AND ARRANGEMENTS

Foreign ownership in companies providing media advertising services is subject to certain restrictions under PRC laws and regulations. To comply with the PRC laws and regulations, we, through our wholly-owned subsidiary, Changsha Ezagoo Technology Limited (CETL), entered into a set of contractual arrangements with Beijing Ezagoo Zhicheng Internet Technology Limited (BEZL) and includes its branch company, named Changsha Branch of Beijing Ezagoo Industrial Development Group Holding Limited (BELCB), and its shareholders. The contractual arrangements between CETL, BEZL and shareholders of BEZL allow us to:

1.	exercise effective control over BEZL and BELCB whereby having the power to direct BEZL and BELCB’s activities that most significantly drive the economic results of BEZL and BELCB;

2.	receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks and expected losses from BEZL and BELCB as if it was their sole shareholder; and

3.	have an exclusive option to purchase all of the equity interests in BEZL and BELCB.

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

In accordance with the contractual agreements among between CETL, BEZL, BELCB and shareholders of BEZL and BELCB allow us to:

1.	exercise effective control over BEZL and BELCB whereby having the power to direct BEZL and BELCB’s activities that most significantly drive the economic results of BEZL;

2.	receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks and expected losses from BEZL and BELCB as if it was their sole shareholder;

3.	and have an exclusive option to purchase all of the equity interests in BEZL and BELCB.

We believe that the contractual arrangements among CETL, BEZL, BELCB and the shareholders of BEZL are in compliance with PRC law and are legally enforceable. However, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements and if the shareholders of our consolidated VIE were to reduce their interest in us, their interests may diverge from ours and that may potentially increase the risk that they would seek to act contrary to the contractual terms.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: November 14, 2022

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

