Form 10-K
period 2022-12-31
Ezagoo Ltd
filed 2023-06-07
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-1752372

EZAGOO LIMITED

(Exact name of registrant issuer as specified in its charter)

Nevada	30-1077936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm 205, 2/F, Building 17, Yard 1, Li Ze Road, Feng Tai District, Beijing 100073, China

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of June 5, 2023, was approximately $27.5 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2023
Common Stock, $.0001 par value	119,956,826

Ezagoo Limited

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) is the Company through which we operate, and which shares our business plan to provide video advertising on the mobile application named “Xindian” that is developed by the Company. Prior to December 31, 2016, Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) was initially a startup stage company engaged in e-commerce, offering electronics products for sale such as, but not limited to, mobile phones, tablets and related accessories. Due to continued losses from their e-commerce business activities, and high competition in the industry, BEZL discontinued all e-commerce business activities and sold off any remaining inventories relating to such e-commerce activities. Following December 31, 2016, the Company adopted its current business plan.

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

As of January 1, 2022, the Company’s revenue will mainly be generated revenue from Xindian application platform, the Company operates within the Chinese digital advertising network through advertisements displayed on the mobile application named “Xindian” that was launched on October 2020. And during September 2022, the Company sells health and beauty products on two WeChat Applications, one is “Zhi Cheng Zhen Xuan” (智诚甄选, hereinafter “ZCZX”) and the other is “LSM” (伊美幸).

The Xindian platform is relying on strong R&D background to build a technology based on block chain, fusion merchants and user needs in the integration of social short video platform, that provides many functions, such as self-service advertising, sharing and creating short video, making money in space time, selling goods online and shopping, social networking. We aim to build an innovative service platform for industrial clusters. Furthermore, we focus on medical beauty and anti-aging scale that differentiate us from another short video platform. However, the number of Xindian users and the promotion of it is not higher and attractive than the competitor applications (Tik Tok, RED, TaoBao, JD, Pinduoduo, etc.). On September 2022, we decided to subscribe two WeChat Applications from the Weimob (微盟集团, HK02013) for e-commerce trading to sell the health and beauty products.

In 2022, the world has entered its third year with the COVID-19 epidemic. Under the repeated impact of the epidemic, the global health awareness is increasing, and consumers are paying more and more attention to whether the daily diet is healthy. According to the 2022 National Health Insight report released by Doctor Dingxiang, half of Chinese people say their eating habits have become healthier since the pandemic. With the improvement of Chinese residents’ living standards, health has become the consensus of more and more people. Currently, the health industry in China has broken through RMB1,000,000,000, and the market scale is expanding steadily, and China is constantly encouraging the development of the health industry.

Health food is a kind of food, with general food common, its raw materials are mainly from natural animals and plants, through advanced production technology, it contains a wealth of effective ingredients to play the role to the maximum, so as to regulate human function, mainly including high-quality agricultural products, health food, etc. There are three main categories of healthy foods, namely cereals, dried fruits and other healthy foods. Cereals usually refer to unprocessed cereals or foods made from processed whole grains. Cereals usually include whole grain meal replacements, multigrains, breakfast cereals, etc.

At present, China’s health food focuses on immune regulation, anti-aging, anti-fatigue and other fields, and the future development trend is that the product function distribution will gradually be diverged, and the health food industry will become rational. Traditional Chinese medicine health food, health food for the aged, occupational health food, insect health food, Marine health food, the third-generation health food and so on are the future development direction of health food in China.

Marketing Plan

We expect to increase our marketing efforts through our President’s personal networks and industry association channels which have not, at this point in time, been fully identified. Additionally, we intend to bolster our professional reputation and image by showcasing our knowledge and industry expertise via marketing campaigns through various forms of media. We have undefined plans to initially market our services through webinars, the creation of a wide variety of white papers, newsletters, books, and other information offerings. Furthermore, we plan to begin a social media campaign utilizing blogs, twitter, Facebook, LinkedIn, Weibo, WeChat etc. A targeted campaign is intended to be made to focus on start-ups and small to mid-size companies in various industries.

Competition

We compete primarily with several different groups of competitors: Online advertising companies that operate digital advertising, short video, E-commerce, such as Tik Tok, RED, TaoBao, JD, Pinduoduo, etc.

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

Future Plans

In accordance with the overall Amiba transformation strategy of the Company in 2022, we have been further upgraded in the development direction of the project, with one Xindian Platform, two Wechat applications, ZCZX and LSM, and three directions, Xin Beauty, Xin Food, Xin Farm, to build a health industry chain. It is our goal to optimize the efficiency of city services and connect to residents by creating the online advertising network in China. We aim to be a promoter and participator of a ‘health beauty’ concept. At present, we solely focus on Changsha city, but in the future, we plan to allocate funds to integrate advertisement, Xindian platform and new communication technology regionally. And we expect to reach more than 500 million users on our platform and expand to 300 cities throughout Mainland China in the next three to five years.

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

Employees

As of December 31, 2022, we have 46 employees comprised of our President Xiaohao Tan and Chief Financial Officer Xin Yang, all of which were on a full-time basis. All of our employees are based in the cities of Beijing and Changsha, where our operations are located.

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

We rely heavily on information technology, or IT, systems to manage critical functions such as advertising & e-commerce campaign management and operations, data storage and retrieval, revenue recognition, budgeting, forecasting, financial reporting and other administrative functions. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solution may be adversely affected if we do not integrate and train our new employees, particularly our sales and account management personnel, quickly and effectively and if we fail to appropriately coordinate across our executive, engineering, finance, human resources, legal, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solution. If we do not adapt to meet these evolving growth challenges, and if the current and future members of our management team do not effectively scale with our growth, the quality of our solution may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our financial condition and results of operations.

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

We have been dependent on short video and digital display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, mobile, social and video advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, our customers have predominantly used our solution for short video display advertising, and the substantial majority of our revenue is derived from advertisers, that use our solution for short video display advertising. We expect that digital display advertising will continue to be a significant channel used by our customers. Recently, the overall demand for our display advertising growth has been decline. In addition, our failure to achieve market acceptance of our solution for mobile, social and video advertising would harm our growth prospects, financial condition and results of operations.

We have historically relied, and expect to continue to rely, on our existing customers for a significant portion of our revenue. The loss of any of existing customers could significantly harm our business, financial condition and results of operations.

We expect that we will continue to depend upon our existing customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully attract or retain new or existing customers or if existing customers run fewer advertisement and e-commerce order campaigns with us, defer or cancel their insertion orders, or terminate their relationship with us altogether, whether through the actions of their agency representatives or otherwise, our business, financial condition and results of operations would be harmed.

Our sales and marketing efforts require significant investment, which may not yield returns in the foreseeable future, if at all.

We have invested significant resources in our research and development, sales and marketing teams to educate potential and prospective advertisers about the value of our solution. We often spend substantial time and resources explaining how our solution can optimize advertising campaigns in real time, and responding to requests for proposals from potential advertisers, including developing material specific to the needs of such potential advertisers. Our business depends in part upon advertisers’ confidence that represent those advertisers, that our use of real-time advertising exchanges to purchase inventory is superior to other methods of purchasing digital display advertising. We may not be successful in attracting new advertisers despite our investment in our business development, sales and marketing organizations.

If we do not effectively grow and train our sales team, we may be unable to add new customers or increase sales to our existing customers, and our business would be adversely affected.

We continue to be substantially dependent on our sales team to obtain new customers and to drive sales from our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Our current sales team is mainly trained and experienced in selling to advertising and e-commerce. If more of our business shifts to direct relationships with brand advertisers, we may not have an adequately trained sales team to support that shift and to sell products effectively to those advertisers. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to the Company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business would be adversely affected.

Risks Related to Doing Business in China

Certain judgments obtained against us by our officers and directors may not be enforceable

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

Regulations Relating to M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or the CSRC, adopted the Regulations on Mergers of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009. Foreign investors shall comply with the M&A Rules when they purchase equity interests of a domestic company or subscribe the increased capital of a domestic company, thus changing the nature of the domestic company into a foreign-invested enterprise; or when the foreign investors establish a foreign-invested enterprise in the PRC, purchase the assets of a domestic company and operate the assets; or when the foreign investors purchase the asset of a domestic company, establish a foreign-invested enterprise by injecting such assets and operate the assets. The M&A Rules purport, among other things, to require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

The M&A Rules discussed in the risk factor and related regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand, (iv) or in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the MOFCOM when the threshold under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council in August 2008 is triggered.

In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. Furthermore, according to the security review, foreign investments that would result in acquiring the actual control of assets in certain key sectors, such as critical agricultural products, energy and resources, equipment manufacturing, infrastructure, transport, cultural products and services, information technology, Internet products and services, financial services and technology sectors, are required to obtain approval from designated governmental authorities in advance.

In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions, if required, could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected. Furthermore, according to the M&A Rules, if a PRC entity or individual plans to merge or acquire its related PRC entity through an overseas company legitimately incorporated or controlled by such entity or individual, such a merger and acquisition will be subject to examination and approval by the MOFCOM. There is a possibility that the PRC regulators may promulgate new rules or explanations requiring that we obtain the approval of the MOFCOM or other PRC governmental authorities for our completed or ongoing mergers and acquisitions. There is no assurance that, if we plan to make an acquisition, we can obtain such approval from the MOFCOM or any other relevant PRC governmental authorities for our mergers and acquisitions, and if we fail to obtain those approvals, we may be required to suspend our acquisition and be subject to penalties. Any uncertainties regarding such approval requirements could have a material adverse effect on our business, results of operations and corporate structure.

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

We currently operate three online platform, one is primarily engaged in provide advertisements service in our Xindian platform to our customers in China, the other two are engaged in provide e-commerce service in our ZCZX and LSM WeChat application to sell health and beauty products in China, where our customers can register as members first, and then purchase advertisements promotion plan, and health and beauty products. Our online platform collects customer information and data. Since our online platform has only been in operation for about a year, we are in the process of studying the newly issued rules and regulations governing cybersecurity and data protection and the industry best practice, as well as assessing the extent to which our information and data system is not in full compliance with the various requirements under the newly proposed regulations. Based on the preliminary assessment, our management has determined that we are not in full compliance with those new proposed rules. For example, we have not consistently informed users of the purpose, method and scope of personal information and data collections and uses. We also have not fully implemented the measures designed by us to provide additional security to personal information obtained and stored by us through our online platform. As of the date of this report, the proposed rules have not been adopted and thus we are not subject to those requirements in the proposed rules.

We are committed to taking the necessary actions to satisfy the effective personal information protection and internet data security regulatory requirements. We have designed a user information protection mechanism, which includes seven detailed personal information and data security protection measures. We have implemented some of those measures while is in the process of completing the execution of others. We intend to fully comply with the following requirements should the final rules are issued in the same form as proposed: (a) enter into user information collection, storage and use rules and privacy agreements with all users, (b) fully inform users of the purpose, method and scope of personal information and data collection, (c) provide channels for inquiring stored personal information and correcting inaccuracies in information and data, and (d) remediate for violations of personal information and data security protection policies and guidelines, among other things.

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

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the food and beverage industry or the supply in Chinese industries that could require us to seek permission from Chinese authorities to continue to operate our business, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in mainland China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors or could disallow our current operating structure, which would likely result in a material change in our operations and/or a material change in the value of our securities, including causing the value of such securities to significantly decline or become worthless.

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

Ezagoo does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of the Notice, so we believe the Notice is not applicable to us. However, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the Notice to evaluate the tax residence status of Ezagoo for the year ended December 31, 2022 and 2021, respectively.

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

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended December 31, 2022 and 2021, we had foreign currency translation loss of $76,280 and $107,503, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

If we are deemed by the PRC tax authorities as a PRC tax resident enterprise for tax purposes, any dividends we pay to our non-PRC resident shareholders may be regarded as China-sourced income and as a result, may be subject to PRC withholding tax at a rate of up to 10.0%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be reduced to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot be certain that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to any dividends to be paid by our CETL, to our Hong Kong subsidiary, ELHK. CETL currently does not have any plan to declare and pay dividends, and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. ELHK will apply for the tax resident certificate when CETL plans to declare and pay dividends.

As of the date of this report, we have not paid, and do not anticipate paying in the foreseeable future, dividends or other distributions to our shareholders. There have not been any dividends or other distributions from CETL to ELHK. None of our PRC subsidiaries have ever paid any dividends or distributions outside of China. We presently intend to retain all earnings to fund our operations and business expansions.

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

Mr. Xiaohao Tan, our CEO, beneficially owns 74% of our outstanding shares of Common Stock. As a result, Mr. Xiaohao Tan is collectively able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. This concentration of ownership in our shares by executive officers will limit other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2. PROPERTIES

We currently maintain our principal executive office at Rm 205, 2/F, Building 17, Yard 1, Li Ze Road, Feng Tai District, Beijing 100073, China, which expires on December 31, 2023. The current monthly rent is RMB2,000 (approximately $298) with a lease term of 12 months (that is started from January 1, 2023).

As of June 5, 2023, the Company has a total six separate operating lease agreements for six office spaces in PRC with remaining lease terms of from 7 months to 24 months.

For more information on operating lease, see Note 13 of the accompanying consolidated financial statements.

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

Holders

As of June 5, 2023, we had 119,956,826 shares of our Common Stock par value, $.0001 issued and outstanding. There were 153 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2022.

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

For the years ended December 31, 2022, the Company conducted its business in generally three revenue streams: advertising income of mobile short video in Xindian, the trading income of e-commerce business in ZCZX, and the commission income from e-commerce business & other value-added services in Xindian & LSM.

Results of Operations

For the year ended December 31, 2022 compared with the year ended December 31, 2021

Revenue

	Year ended December 31,
	2022	2021
	(Audited)	(Audited)
REVENUES	$	$
Advertisement income of mobile short video	235,699	2,130,269
Trading income of e-commerce business	49,749	-
Commission income
-Commission income of e-commerce business (including of $9 and $0 from related party for the year ended December 31, 2022 and 2021, respectively)	9	-
-Commission income of other value-added services	597	-
	$286,054	$2,130,269

The Company generated revenue of $286,054 for the year ended December 31, 2022 as compared to revenue of $2,130,269 for the year ended December 31, 2021. Related party revenue was $9 in 2022, whereas 2021 had $0 related party revenue. The decrease in advertisement income is the Company suffered from the Covid-19, and we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022. We’re planning to expand our brand to attract more potential users and customers, and we have generated commission income of e-commerce business in Xindian and other value-added services (Customers or Users could sell products in Xindian, and LSM like Amazon, TaoBao. JD, Pinduoduo) since June 2022, and generated trading income of e-commerce business in ZCZX since September 2022.

Costs and Expenses

Our cost structure has two components: cost of revenues and operating expenses of $1,459,530 and $1,831,931 for the year ended December 31, 2022 and 2021, respectively. Our operating expenses include costs related to R&D, sales and marketing, and general and administrative functions. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlated to the changes in revenue.

Cost of revenues

Cost of revenues is comprised of short video produce costs, bus rental fee and related costs, salaries and related costs.

●	Short video produce costs of $5,334 and $620,435 for the year ended December 31, 2022 and 2021, respectively, which are outsourcing to the related party.
●

Costs of goods sold and sales commission expenses of $44,661 for the year ended December 31, 2022 which for the e-commerce trading of health and beauty products in ZCZX WeChat applications.

Bus rental fee and related costs of $61,933 for the year ended December 31, 2021, which for ads displayed on their Xindian platform.

●	Salaries and related costs of $196,970 and $94,334 for the year ended December 31, 2022 and 2021, respectively, which are the compensation expenses for technical employees responsible for R&D, and depreciation of computer related to our existing Xindian platform, software’s and online database expenses related to ZCZX and LSM WeChat applications.

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $136,186 and $154,763 for the year ended December 31, 2022 and 2021, respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $1,076,379 and $900,466 for the year ended December 31, 2022 and 2021, respectively, are:

a.	Compensation expenses for employees in financial, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting, outside legal service.
c.	Office expenses, including rent and rate, insurance, etc.

Net Income (Loss)

The net loss of $1,253,608 for the year ended December 31, 2022 as compared to net income for the year was $254,640 for the year ended December 31, 2021. Such decrease was mainly reflected in less advertising income that the Company suffered from the Covid-19, and we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had a working capital deficit of $2,458,666 as compared to working capital deficit of $1,481,472 as of December 31, 2021. The increase in working capital deficit was reflected in advanced from related parties for operating use, and the repayment from the related party. The Company’s net loss of $1,253,608 and net income of $254,640 for the years ended December 31, 2022 and 2021, respectively.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $1,125,692 as compared to net cash used in operating activities of $1,438,919 for the year ended December 31, 2021, reflecting an increase of $313,227. Such increase was mainly reflected in significant net loss in year 2022 compare to net income in year 2021.

Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31 2022, and 2021, was $0 and $0, respectively.

Cash Flow from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2022 was $1,007,624 as compared to net cash generated from financing activities of $1,167,749 for the year ended December 31, 2021, reflecting a decrease of $160,125. Such decrease was mainly reflected in the repayment from the related party and lesser advances from the related parties for operating use during the year 2022.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2022	2021
Period-end RMB: US$1 exchange rate	6.91	6.36
Period-average RMB: US$1 exchange rate	6.73	6.45
Period-end HK$: US$1 exchange rate	7.81	7.75
Period-average HK$: US$1 exchange rate	7.83	7.75

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

Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

	a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
	b.	The entity can identify each party’s rights regarding the services to be transferred.
	c.	The entity can identify the payment terms for the services to be transferred.
	d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
	e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

	a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
	b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the published advertisement and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

	a.	For the advertisement and e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the years ended December 31, 2022 and 2021.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

Under Topic 606, revenues are recognized when the promised services and goods have been confirmed and transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

During the year 2022, the Company’s revenue mainly from providing advertising services on the Xindian application that developed by the Company (“advertisement income”), providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”), and providing e-commerce value-added service in Xindian & LSM WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“commission income”).

Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, production costs of short video advertisement, the operating salaries for the staffs who running the Xindian application and LSM, and online cloud and database expenses for e-commerce storage use on Xindian, ZCZX and LSM.

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

Recent accounting pronouncements

In March 2021, the FASB issued ASU 2021-03, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the year ended December 31, 2022. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this update for interim financial statements already issued in the year of adoption. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

Risks and uncertainties

Substantially all the Company’s services are conducted in Changsha City, China. The Company’s operations are subject to adverse impact of the coronavirus outbreak. The lock-down of the whole China in February 2020 severely reduced our revenue generated from advertising business. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

Going Concern

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2022, the Company suffered an accumulated deficit of $3,831,788 and operated a net loss of $1,253,608. The continuation of the Company as a going concern through December 31, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2022.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Xiaohao Tan	52	Chief Executive Officer, President, Treasurer, Director
Xin Yang	46	Chief Financial Officer

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

Board Committees

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2022.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2022 and 2021, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohao Tan, Chief Executive Officer, President, Director (1)	For the year ended December 31, 2022	-	-	-	-	-	-	-	-
	For the year ended December 31, 2021	-	-	-	-	-	-	-	-

Xin Yang, Chief Financial Officer, Director (2)	For the year ended December 31, 2022	27,860	7,866	-	-	-	-	-	35,726
	For the year ended December 31, 2021	15,750	-	-	-	-	-	-	15,750

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2022, the Company has 119,956,826 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2022 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Xiaohao Tan (i), (ii), (iii)	42,067,770	35.07%

Common Stock	Xin Yang (iii), (iv)	0	0%

Common Stock	Grand Progressive Holdings Limited (i)	46,926,860	39.12%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2022 (119,956,826 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 119,956,826 as of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Due from related parties mainly consists of funds advanced to related parties. The balances are unsecured, non-interest bearing. During the year ended December 31, 2022, the related parties had advanced of $8,138 and repaid of $320,486, and they had settled the remaining balance of $686 on May 2023.

Due to related parties mainly consists of borrowings for working capital purpose, related party’s produce costs and rental expenses, the balances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2022, the Company borrowed $853,331, from these related parties, and repaid to them of $158,055.

In addition, during the year ended December 31, 2022, the related party M, Hunan Ezagoo Film Co., Limited, had provided the advertisement produce service of $5,334 to the Company, and the related party I, Hunan Bright Lionrock Mountain Resort Limited provided the office rent service of $2,527 to the Company.

The difference of the advances and repayment amounts in US$ due to the different exchange rate used to evaluate the year ended December 31, 2022 and 2021. For more related party transactions, see Note 5 & 11 of the accompanying consolidated financial statements.

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

ACCOUNTING FEES AND SERVICES	For the year ended December 31,
	2022	2021

Audit Fees (1)	$47,325	$44,850
Audit-Related Fees(2)	-	-
Tax Fees(3)	6,000	4,000
All Other Fees(4)	-	-
Total	$53,325	$48,850

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

All above audit services were pre-approved by the Board of Directors for the fiscal years ended December 31, 2022 and 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements as listed in the accompanying “Index to Financial Statements” as filed as part of this Annual Report on Form 10-K.

All financial statements schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto included in this Form 10-K.

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

EZAGOO LIMITED
(Name of Registrant)

Date: June 7, 2023	By:	/s/ Tan, Xiaohao
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

Date: June 7, 2023	By:	/s/ Yang, Xin
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Ezagoo Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ezagoo Limited and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Diamond Bar, California

June 7, 2023

EZAGOO LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$454,980	$559,119
Amount due from related parties	686	331,342
Deposits, prepayments and other receivables	43,066	63,119
Income tax receivables	3,859	-
Total current assets	502,591	953,580

NON-CURRENT ASSETS
Property, plant and equipment, net	1,124	11,324
Operating lease right-of-use assets	181,520	350,984
Total non-current assets	182,644	362,308

TOTAL ASSETS	$685,235	$1,315,888

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Account payable	$20,594	$28,638
Accrual, other payable and deposits received	411,411	251,135
Amount due to director	27,584	29,174
Amount due to related parties	2,342,816	1,808,441
Deferred revenue	2,837	111,388
Income tax payable	-	21,348
Operating lease liabilities, current	156,015	184,928
Total current liabilities	2,961,257	2,435,052

NON- CURRENT LIABILITIES
Operating lease liabilities, non-current	-	169,616

TOTAL LIABILITIES	2,961,257	2,604,668

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of December 31, 2022 and December 31, 2021 respectively	11,996	11,996
Additional paid-in capital	1,467,490	1,384,907
Accumulated other comprehensive loss	76,280	(107,503)
Accumulated deficit	(3,831,788)	(2,578,180)
TOTAL STOCKHOLDERS’ DEFICIT	(2,276,022)	(1,288,780)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$685,235	$1,315,888

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31,
	2022		2021
REVENUE	$		$
Related party		9		-
Non-related party		286,045		2,130,269
		286,054		2,130,269

COSTS AND EXPENSES
Cost of revenue for short video produce costs, related party		(5,334)		(620,435)
Cost of revenue for rental and related costs		(44,661)		(61,933)
Cost of revenue for salaries and related expenses		(196,970)		(94,334)
Sales and marketing expenses		(136,186)		(154,763)
General and administrative expenses		(1,076,379)		(900,466)
TOTAL COSTS AND EXPENSES		(1,459,530)		(1,831,931)

OPERATING INCOME (LOSS)		(1,173,476)		298,338

OTHER INCOME (EXPENSES)
Other income		7,046		7,346
Other expenses		(16)		(93)
Imputed interest expenses		(82,583)		(29,603)
TOTAL OTHER INCOME (EXPENSES)		(75,553)		(22,350)

INCOME (LOSS) BEFORE INCOME TAX		(1,249,029)		275,988

INCOME TAX EXPENSE		(4,579)		(21,348)

NET INCOME (LOSS)		$(1,253,608)		$254,640

Other comprehensive income (loss):
Foreign exchange adjustment loss		183,783		(45,575)
COMPREHENSIVE INCOME (LOSS)		$(1,069,825)		$209,065
				-
Net income (loss) per share - Basic and diluted		$(0.01)		$0.00

Weighted average number of common shares outstanding – Basic and diluted		119,956,826		119,956,826

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balance as of December 31, 2020	119,956,826	$11,996	$1,308,646	$(61,928)	$(2,832,820)	$(1,574,106)
Reclassify imputed interests of related parties payable from accrual liabilities	-	-	46,658	-	-	46,658
Imputed interests of year 2021	-	-	29,603	-	-	29,603
Net income	-	-	-	-	254,640	254,640
Accumulated other comprehensive loss	-	-	-	(45,575)	-	(45,575)
Balance as of December 31, 2021	119,956,826	$11,996	$1,384,907	$(107,503)	$(2,578,180)	$(1,288,780)
Imputed interests of year 2022	-	-	82,583	-	-	82,583
Net loss	-	-	-	-	(1,253,608)	(1,253,608)
Accumulated other comprehensive income	-	-	-	183,783	-	183,783
Balance as of December 31, 2022	119,956,826	$11,996	$1,467,490	$76,280	$(3,831,788)	$(2,276,022)

See accompanying notes to consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”)

	For the year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,253,608)	$254,640
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest expense	82,583	29,603
Depreciation	10,200	10,806

Changes in operating assets and liabilities:
Deposit, prepayments, and other receivables	15,488	(42,723)
Accounts payable	(5,904)	9,454
Accrual and other payable	133,531	80,365
Receipts in advance	48,664	(311,070)
Deferred revenue	(102,326)	(1,494,902)
Income tax payable	(25,255)	21,348
Operating lease right-of-use assets	169,464	143,557
Operating lease liabilities	(198,529)	(139,997)
Net cash used in operating activities	(1,125,692)	(1,438,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	312,348	-
Funds advanced from related parties	695,276	1,174,209
Repayment to director	-	(6,460)
Net cash provided by financing activities	1,007,624	1,167,749

Effect of exchange rate changes on cash and cash equivalents	13,929	5,557

Net change in cash and cash equivalents	(104,139)	(265,613)
Cash and cash equivalents, beginning of year	559,119	824,733
CASH AND CASH EQUIVALENTS, END OF YEAR	$454,980	$559,119

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$25,927	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset exchanged for lease liability	$-	$494,541

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On July 31, 2018 Xin Yang was appointed Chief Financial Officer of the Company.

On March 3, 2021, the Company incorporated a branch company of Beijing Ezagoo Zhicheng Internet Technology Limited, named Changsha branch of Beijing Ezagoo Zhicheng Internet Technology Limited, the reason to continue the operating in Changsha is we had adapted to the business environment and adjusted business strategy.

EZAGOO LIMITED and its subsidiaries are hereinafter referred to as the “Company”.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

As of December 31, 2022, the Company suffered an accumulated deficit of $3,831,788 and operated a net loss of $1,253,608. The continuation of the Company as a going concern through December 31, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2022	2021
Period-end RMB: US$1 exchange rate	6.91	6.36
Period-average RMB: US$1 exchange rate	6.73	6.45
Period-end HK$: US$1 exchange rate	7.81	7.75
Period-average HK$: US$1 exchange rate	7.83	7.75

●	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

●	Account receivable

Account receivable are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

●	Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

	a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
	b.	The entity can identify each party’s rights regarding the services to be transferred.
	c.	The entity can identify the payment terms for the services to be transferred.
	d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
	e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

	a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
	b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the published advertisement and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

	a.	For the advertisement and e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the years ended December 31, 2022 and 2021.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

Under Topic 606, revenues are recognized when the promised services and goods have been confirmed and transferred to the consumers in amounts that reflect the consideration the customer expects to be entitled to in exchange for those services. The Company presents value added taxes (“VAT”) as reductions of revenues. The Company recognizes revenues net of value added taxes (“VAT”) and relevant charges.

During the year 2022, the Company’s revenue mainly from providing advertising services on the Xindian application that developed by the Company (“advertisement income”), providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”), and providing e-commerce value-added service in Xindian & LSM WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“commission income”).

●	Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, production costs of short video advertisement, the operating salaries for the staffs who running the Xindian application and LSM, and online cloud and database expenses for e-commerce storage use on Xindian, ZCZX and LSM.

●	Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income for the year ended December 31, 2022 and 2021. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

In March 2021, the FASB issued ASU 2021-03, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the period ending December 31, 2022. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this update for interim financial statements already issued in the year of adoption. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. PROPERTY, PLANT AND EQUIPMENT

	As of December 31,
	2022	2021
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(41,208)	(31,008)
Property, plant and equipment, net	$1,124	$11,324

Depreciation expense, classified as operating expenses, was $10,200 and $10,806 for the twelve months ended December 31, 2022 and 2021, respectively.

5. AMOUNT DUE FROM RELATED PARTIES

	As of December 31,
	2022	2021
Related party F	$-	$331,342
Related party Q	686	-
Total amount due from related parties	$686	$331,342

The related party F, Hunan Homestead Asset Management Co., Ltd. is 100% owns by Mr. Chengfu Tan, the father of Mr. Xiaohao Tan. As of December 31, 2022 and 2021, the amount due from him are $0 and $331,342, respectively. It was repaid and settled by the him in the second quarter of year 2022.

The amount due from related party Q, Grand Progressive Holdings Limited, is 100% owns by GP Brightlight Foundation (that is 100% owns by Mr. Xiaohao Tan), and it’s also a shareholder of the Company. As of December 31, 2022 and 2021, the amount due from them are $686 and $0, respectively. It was repaid and settled by them in second quarter of year 2023.

6. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of December 31,
	2022	2021
Prepayments	$43,066	$63,119

Total deposits, prepayments and other receivables	$43,066	$63,119

As of December 31, 2022, the balance $43,066 represented an outstanding prepayment which included rent prepayment, and related costs. As of December 31, 2021, the balance $63,119 represented outstanding prepaid expenses which included rent prepayment, and housing funds.

7. ACCOUNT PAYABLE

Account payable consisted of the following:

	As of December 31,
	2022	2021
Account payable	$20,594	$28,638

Total	$20,594	$28,638

As of December 31, 2022 and 2021, our account payable are $20,594 and $28,638, respectively. These account payables were ZXZC’s e-commence costs payables to vendors in 2022, and bus rental payables in 2021.

8. ACCRUAL, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrual, other payable and deposits received consisted of the following:

	As of December 31,
	2022	2021

Accrual	$32,424	$40,492
Other payable	277,283	151,581
Deposits received from customers	101,704	59,062

Total other payable and accrued liabilities	$411,411	$251,135

Accrual includes the audit fee & other accrued expenses. Other payable include the PRC tax payable, salaries payable, and rent payable. Deposits received from customers are advertisement service and e-commerce trading fee paid in advance by customers.

9. DEFERRED REVENUE

	As of December 31,
	2022	2021
Deferred revenue	$2,837	$111,388

Total deferred revenue	$2,837	$111,388

As of December 31, 2022 and 2021, our deferred revenue are $2,837 and $111,388, respectively. These deferred revenues were expected to be recognized as revenue during the year 2023.

10. AMOUNT DUE TO DIRECTOR

For the years ended December 31, 2022 and 2021, a director of the Company advanced $27,584 and $29,174 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11. AMOUNT DUE TO RELATED PARTIES

	As of December 31,
	2022	2021
Amount due to related party B	$215,520	$234,307
Amount due to related party C	23,330	25,364
Amount due to related party D	242,630	27,288
Amount due to related party E	124,850	134,591
Amount due to related party G	262,309	286,759
Amount due to related party H	7,486	8,138
Amount due to related party I	2,461	4,835
Amount due to related party J	772,898	291,105
Amount due to related party K	39,079	42,486
Amount due to related party L	20,893	20,893
Amount due to related party M	345,049	463,892
Amount due to related party N	135,321	162,852
Amount due to related party O	118,684	70,809
Amount due to related party P	32,306	35,122
Total	$2,342,816	$1,808,441

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. (former named: Hunan Ezagoo Shopping Co. Ltd.), Hunan Homestead Asset Management Co., Ltd. is a shareholder of Changsha Boyi Zhicheng Management Consulting Co., Ltd. (former named: Hunan Ezagoo Shopping Co. Ltd.), which is 100% owned by Chengfu Tan, who is Xiaohao Tan’s father. For the years ended ended December 31, 2022 and 2021, related party B advanced $215,520 and $234,307 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited. For the years ended ended December 31, 2022 and 2021, related party C advanced $23,330 and $25,364 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G, Kuaile Motors Camping Site Investment Development Limited. For the years ended December 31, 2022 and 2021, related party D advanced $242,630 and $27,288 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, Mr. Cheng Zhang is the Legal Company Representative of the Changsha Kexibeier E-commerce Limited and BEZL. For the years ended December 31, 2022 and 2021, related party E advanced $124,850 and $134,591 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owns equity of 92% and 8%, respectively. For the years ended December 31, 2022 and 2021, related party G advanced $262,309 and $286,759 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited, it’s owns 90% and 10% by related party J, Beijing Ezagoo Industrial Development Group Holding Limited and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. For the years ended December 31, 2022 and 2021, related party H advanced $7,486 and $8,138 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. It’s owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited, and related party G, Hunan Kuaile Motors Camping Site Investment Development Ltd. with equity of 80% and 20%, respectively. For the years ended December 31, 2022, the Company had rental expenses of $2,461 that due to related party I. For the years ended December 31, 2021, related party I advanced $4,835 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N, Hunan Wancheng Xingyi Industrial Development Co., Ltd and Mr. Xiaohao Tan with equity of 71.85% and 21.42%, respectively. For the years ended December 31, 2022 and 2021, related party J advanced $772,898 and $291,105 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. For the years ended December 31, 2022 and 2021, related party K advanced $39,079 and $42,486 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owns by Mr. Xiaohao Tan. For the year ended December 31, 2022 and 2021, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owns by Mr. Xiaohao Tan. As of December 31, 2022 and 2021, the Company has $345,049 and $463,892 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owns by Mr. Xiaohao Tan. As of December 31, 2022 and 2021, related party N advanced $135,321 and $162,852 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Hunan Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited and Mr. Xiaohao Tan, respectively. As of December 31, 2022 and 2021, related party N advanced $118,684 and $70,809 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited. As of December 31, 2022 and 2021, related party P advanced $32,306 and $35,122 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Disclosure of related parties’ transactions	For the year ended December 31,
	2022	2021
Imputed interest expenses to director	$1,222	$849
Imputed interest expenses to related parties	85,431	56,349
Imputed interest income from related parties	(4,070)	(27,595)
Total imputed interest expenses (income)	$82,583	$29,603
Commission income, related parties	$9	$-
Cost of revenue, related parties	$5,334	$620,435
Office rental fee	$2,527	$-

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES

For the years ended December 31, 2022 and December 31, 2021, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	For the year ended December 31,
	2022		2021
Tax jurisdictions from:	$		$
- Local		(62,192)		(83,684)
- Foreign, representing
Seychelles		-		-
Hong Kong		(3,848)		(1,301)
China		(1,182,989)		360,973

Income (loss) before income tax		$(1,249,029)		$275,988

The provision for income taxes consisted of the following:

	For the year ended December 31,
	2022		2021
Current:	$		$
- Local		4,579		21,348
- Foreign		-		-

Deferred:
- Local		-		-
- Foreign		-		-

Income tax expense		$4,579		$21,348

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the year ended December 31,
	2022	2021
Statutory tax rate:	21.0%	21.0%
Change in income tax valuation allowance	(28.4)%	(21.0)%

Effective tax rate	(7.4)%	0.0%

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. the Company has subsidiaries that operate in various countries: United States, Seychelles, Hong Kong and China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America and the tax rate is 21%. As of December 31, 2022 the operations in the United States of America incurred $13,060 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards, if unutilized. The Company has provided for a full valuation allowance of $13,060 against the U.S. deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Tax Cut and Jobs Act (TCJA) enacted in late 2017 added rules that require the US parent company to include in income certain low taxed income. The company is subject to the these so called GILTI (Global Intangible Low-taxed Income) rules due to their presence in the China, Hong Kong and the Seychelles. The GILTI tax has been properly reflected in their tax provision calculation as of December 31, 2022.

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

People’s Republic of China

Changsha Ezagoo Technology Limited, Beijing Ezagoo Zhicheng Internet Technology Limited and its Changsha Branch company are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. During the year ended December 31, 2022, the operations in People’s Republic of China generated the net loss of $1,182,989 which can be used to offset the future taxable income over the next 5 years, from year 2023 to year 2027.

	As of December 31,
	2022		2021
Deferred tax assets:	$		$
Net operating loss carryforwards
– United States of America		13,060		32,526
– Hong Kong		4,821		4,186
– The PRC		889,891		594,144
		907,772		630,856
Less: valuation allowance		(907,722)		(630,856)
Deferred tax assets		$-		$-

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. OPERATING LEASE

The Company has four operating lease agreement for the office space, the first one is in Beijing China with remaining lease term of 0.92 years, the second is in Beijing China with remaining lease term of 0.83 years, the third is in Changsha, Hunan China that paid month by month rent as of December 31, 2022 after the lease ends, the fourth is in Changsha, Hunan China with remaining lease term of 0.58 years. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Beijing office rent	Dec 9, 2023	2.67 years	0.92 year
2nd Beijing office rent	Oct 22, 2023	1 year	0.83 year
3rd Changsha office rent	Nov 15, 2020	3 years	Month by month
4th Changsha office rent, related party	Aug 1, 2023	1 year	0.58 year

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For the year ended December 31, 2022, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

	As of December 31,
	2022	2021
Lease Cost
Operating lease cost (included in general and administration in the Company’s audited statement of operations)	$180,579	$156,870

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year	$185,835	$153,364
Weighted average remaining lease term – operating leases (in years)	0.92	1.83
Average discount rate – operating leases	4.35%	4.35%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases
Operating right-of-use assets	$181,520	$350,984
Total operating right-of-use assets	$181,520	$350,984

Operating lease liabilities- current portion	$156,015	$184,928
Operating lease liabilities- non-current portion	-	169,616
Total operating lease liabilities	$156,015	$354,544

Maturities of the Company’s lease liabilities are as follows:

Period ending December 31,
2023	$159,312
Total lease payments	159,312
Less: Imputed interest/present value discount	(3,297)
Present value of lease liabilities	$156,015

Lease expenses were $180,579 and $156,870 during the year ended December 31, 2022 and 2021, respectively.

14. COMMON STOCK

As of December 31, 2022 and 2021, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

15. ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of December 31, 2022 and 2021, the Company has a total additional paid-in capital - capital contribution balance of $1,467,490 and $1,384,907, respectively.

16. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially the Company to concentrations of credit risk, consist primarily of cash. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high-quality insured financial institutions. However, cash balances in excess of Chinese government (Deposit insurance regulations, effective from May 1, 2015) insured limit of RMB500,000 (approximately of $72,369) are at risk. As of December 31, 2022 and 2021, the Company had cash and cash equivalents of $454,980 and $559,119, with $65,322 and $84,209 was not insured, respectively. The cash that not insured are deposits in non-traditional bank accounts or financial institutions.

17. SUBSEQUENT EVENTS

As of December 31, 2022, the Company advanced a total amount of $686 to a related party. They had repaid and settled the amount of $686 at May 2023.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to June 6, 2023, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than the above.

