Form 10-Q
period 2023-03-31
Ezagoo Ltd
filed 2023-07-18
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2023
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$463,586	$454,980
Amount due from a related party	690	686
Deposits, prepayments and other receivables	9,805	43,066
Income tax receivables	2,073	3,859
Total current assets	476,154	502,591

NON-CURRENT ASSETS
Property and equipment, net	1,011	1,124
Operating right-of-use assets	138,859	181,520
Operating right-of-use assets, related party	39,994	-
Total non-current assets	179,864	182,644

TOTAL ASSETS	$656,018	$685,235

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$11,308	$20,594
Accrual, other payables and deposits received	305,962	411,411
Amount due to a director	23,774	27,584
Amount due to the related parties	2,652,857	2,342,816
Deferred revenues	2,853	2,837
Operating lease liabilities, current portion	128,145	156,015
Operating lease liabilities, related party, current portion	27,317	-
Total current liabilities	3,152,216	2,961,257

NON-CURRENT LIABILITIES
Operating lease liabilities, related party, non-current portion	16,831	-

TOTAL LIABILITIES	$3,169,047	$2,961,257

STOCKHOLDERS’ DEFICIT
Preferred stocks, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	$-	$-
Common stocks, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	11,996	11,996
Additional paid-in capital	1,494,979	1,467,490
Accumulated other comprehensive gain	63,536	76,280
Accumulated deficit	(4,083,540)	(3,831,788)
TOTAL STOCKHOLDERS’ DEFICIT	(2,513,029)	(2,276,022)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$656,018	$685,235

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2023	2022
REVENUES	$76,236	$249,736

COSTS AND EXPENSES
Cost of revenue - short video produce costs, related party	-	(5,652)
Cost of revenue - rental and related costs	(25,628)	(1,320)
Cost of revenue - salaries and related expenses	(39,489)	(60,765)
Sales and marketing expenses	(19,980)	(45,382)
General and administrative expenses	(215,453)	(317,212)
TOTAL COSTS AND EXPENSES	(300,550)	(430,331)

OPERATING LOSS	(224,314)	(180,595)

OTHER INCOME (EXPENSES)
Other income	56	1,243
Other expenses	(5)	(38)
Imputed interest expenses	(27,489)	(11,128)
TOTAL OTHER EXPENSES	(27,438)	(9,923)

LOSS BEFORE INCOME TAX	(251,752)	(190,518)

INCOME TAX EXPENSES	-	-

NET LOSS	$(251,752)	$(190,518)

Other comprehensive loss
Foreign exchange adjustment loss	(12,744)	(3,809)
COMPREHENSIVE LOSS	$(264,496)	$(194,327)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended March 31, 2023

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2023 (Audited)	119,956,826	$11,996	$1,467,490	$76,280	$(3,831,788)	$(2,276,022)
Imputed interest expenses	-	-	27,489	-	-	27,489
Net loss	-	-	-	-	(251,752)	(251,752)
Other comprehensive loss	-	-	-	(12,744)	-	(12,744)
Balance as of March 31, 2023 (Unaudited)	119,956,826	$11,996	$1,494,979	$63,536	$(4,083,540)	$(2,513,029)

For the three months ended March 31, 2022

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2022 (Audited)	119,956,826	$11,996	$1,384,907	$(107,503)	$(2,578,180)	$(1,288,780)
Imputed interest expenses	-	-	11,128	-	-	11,128
Net loss	-	-	-	-	(190,518)	(190,518)
Other comprehensive loss	-	-	-	(3,809)	-	(3,809)
Balance as of March 31, 2022 (Unaudited)	119,956,826	$11,996	$1,396,035	$(111,312)	$(2,768,698)	$(1,471,979)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(251,752)	$(190,518)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,507	2,702
Imputed interests, net	27,489	11,129

Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	33,643	(61,048)
Accounts payable	(9,443)	(14,177)
Accrual and other payables	(62,317)	76,375
Receipts in advance	(45,681)	-
Deferred revenues	-	(108,420)
Income tax payable	1,803	-
Operating lease right-of-use assets	44,380	44,138
Operating lease right-of-use assets, related party	4,171	-
Operating lease liabilities	(30,488)	(45,531)
Net cash used in operating activities	(285,688)	(285,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced from the related parties	297,698	210,344
Repayment to a director	(3,933)	-
Net cash provided by financing activities	293,765	210,344

Effect of exchange rate changes on cash and cash equivalents	529	201

Net change in cash and cash equivalents	8,606	(74,805)
Cash and cash equivalents, beginning of period	454,980	559,119
CASH AND CASH EQUIVALENTS, END OF PERIOD	$463,586	$484,314

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$43,693	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of March 31, 2023, the Company suffered an accumulated deficit of $4,083,540 and incurred a net loss of $251,752 for three months ended March 31, 2023. The continuation of the Company as a going concern through March 31, 2023 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Period-end RMB: US$1 exchange rate	6,87	6.34
Period-average RMB: US$1 exchange rate	6.84	6.35
Period-end HK$: US$1 exchange rate	7.75	7.83
Period-average HK$: US$1 exchange rate	7.84	7.80

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

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

● Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
b.	The entity can identify each party’s rights regarding the services to be transferred.
c.	The entity can identify the payment terms for the services to be transferred.
d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the published advertisement and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

a.	For the advertisement and e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the periods ended March 31, 2023 and 2022.
b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

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

During the period ended March 31, 2023, the Company’s revenue mainly from providing advertising services on the Xindian application that developed by the Company (“advertisement income”), providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”), and providing e-commerce value-added service in Xindian & LSM WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“commission income”).

● Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, production costs of short video advertisement, the operating salaries for the staffs who running the Xindian application and LSM, and online cloud and database expenses for e-commerce storage use on Xindian, ZCZX and LSM.

● Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interests were $27,489 and $11,128 for the periods ended March 31, 2023 and 2022, respectively.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income for the periods ended March 31, 2023 and 2022. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

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

● Recent accounting pronouncements

In March 2021, the FASB issued ASU 2021-03, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the period ending March 31, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this update for interim financial statements already issued in the year of adoption. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

NOTE 4 - PROPERTY AND EQUIPMENT

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(43,715)	(41,208)
Add: Foreign currency translation adjustment	$2,394	$-
Property and equipment, net	$1,011	$1,124

Depreciation expense, classified as operating expenses, was $2,507 and $2,702 for the three months ended March 31, 2023 and 2022, respectively.

Accumulated depreciation as of March 31, 2023 and December 31, 2022 were $43,715 and $41,208, respectively.

NOTE 5 - AMOUNT DUE FROM A RELATED PARTY

As of March 31, 2023, and December 31, 2022, the amount of $690 and $686 due from the related party Q, Grand Progressive Holdings Limited, respectively. The related party Q is 100% owns by GP Brightlight Foundation (which is 100% owns by Mr. Xiaohao Tan), and it’s also a shareholder of the Company. The balance due had been repaid and settled by them in May 2023.

NOTE 6 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Deposits, prepayments and other receivables	$9,805	$43,066
Total deposits, prepayments and other receivables	$9,805	$43,066

As of March 31, 2023, the balance $9,805 represented an outstanding prepayment which included rent deposits and related costs. As of December 31, 2022, the balance $43,066 represented an outstanding prepayment which included rent prepayment, and related costs.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Accounts payable	$11,308	$20,594
Total accounts payable	$11,308	$20,594

As of March 31, 2023 and December 31, 2022, our accounts payable of $11,308 and $20,594 were ZCZX’s e-commence costs payables to vendors in 2023 and 2022, respectively.

NOTE 8 – ACCRUED EXPENSES, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Accrued expenses	$25,573	$32,424
Other payable	223,595	277,283
Deposits received from customers	56,794	101,704
Total	$305,962	$411,411

Accrued expenses include the quarterly review fee & other accrued expenses. Other payable include the rent payables, and salaries payables. Deposits received from customers are advertisement service and e-commerce trading fee paid in advance by customers.

NOTE 9 - DEFERRED REVENUES

As of March 31, 2023, and December 31, 2022, our deferred revenues are $2,853 and $2,837, respectively. These deferred revenues were expected to be recognized as revenue during the year 2023.

NOTE 10 - DUE TO DIRECTOR

As of March 31, 2023, and December 31, 2022, a director of the Company advanced $23,774 and $27,584 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 11 - DUE TO RELATED PARTIES

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Amount due to related party B	$216,780	$215,520
Amount due to related party C	23,467	23,330
Amount due to related party D	538,698	242,630
Amount due to related party E	126,084	124,850
Amount due to related party G	263,843	262,309
Amount due to related party H	7,530	7,486
Amount due to related party I	2,912	2,461
Amount due to related party J	778,291	772,898
Amount due to related party K	39,308	39,079
Amount due to related party L	20,893	20,893
Amount due to related party M	347,066	345,049
Amount due to related party N	136,112	135,321
Amount due to related party O	119,379	118,684
Amount due to related party P	32,494	32,306
Total	$2,652,857	$2,342,816

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. (former named: Hunan Ezagoo Shopping Co. Ltd.), Hunan Homestead Asset Management Co., Ltd. is a shareholder of Changsha Boyi Zhicheng Management Consulting Co., Ltd. (former named: Hunan Ezagoo Shopping Co. Ltd.), which is 100% owned by Chengfu Tan, who is Xiaohao Tan’s father. As of March 31, 2023 and December 31, 2022, related party B advanced $216,780 and $215,520 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited. As of March 31, 2023 and December 31, 2022, related party C advanced $23,467 and $23,330 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G, Kuaile Motors Camping Site Investment Development Limited. As of March 31, 2023 and December 31, 2022, related party D advanced $538,698 and $242,630 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, Mr. Cheng Zhang is the Legal Company Representative of the Changsha Kexibeier E-commerce Limited and BEZL. As of March 31, 2023 and December 31, 2022, related party E advanced $126,084 and $124,850 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owns equity of 92% and 8%, respectively. As of March 31, 2023 and December 31, 2022, related party G advanced $263,843 and $262,309 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited, it’s owns 90% and 10% by related party J, Beijing Ezagoo Industrial Development Group Holding Limited and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. As of March 31, 2023 and December 31, 2022, related party H advanced $7,530 and $7,486 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. It’s owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited, and related party G, Hunan Kuaile Motors Camping Site Investment Development Ltd. with equity of 80% and 20%, respectively. As of March 31, 2023 and December 31, 2022, the Company had rental expenses of $2,912 and $2,461 that due to related party I, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N, Hunan Wancheng Xingyi Industrial Development Co., Ltd and Mr. Xiaohao Tan with equity of 71.85% and 21.42%, respectively. As of March 31, 2023 and December 31, 2022, related party J advanced $778,291 and $772,898 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. As of March 31, 2023 and December 31, 2022, related party K advanced $39,308 and $39,079 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owns by Mr. Xiaohao Tan. As of March 31, 2023 and December 31, 2022, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owns by Mr. Xiaohao Tan. As of March 31, 2023 and December 31, 2022, the Company has $347,066 and $345,049 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owns by Mr. Xiaohao Tan. As of March 31, 2023 and December 31, 2022, related party N advanced $136,112 and $135,321 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Hunan Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited and Mr. Xiaohao Tan, respectively. As of March 31, 2023 and December 31, 2022, related party N advanced $119,379 and $118,684 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited. As of March 31, 2023 and December 31, 2022, related party P advanced $32,494 and $32,306 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Disclosure of related parties’ transactions	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cost of revenue, related parties	$-	$5,652

Rent expenses, related parties	$7,050	$-

Imputed interest expenses to director	$297	$267
Imputed interest expenses to related parties	27,199	14,299
Imputed interest income from related parties	(7)	(3,438)
Total imputed interest expenses, net	$27,489	$11,128

NOTE 12 - OPERATING LEASE

The Company has four operating lease agreement for the office space, the first one is in Beijing China with remaining lease term of 0.67 years, the second is in Changsha, Hunan China with remaining lease term of 0.33 years, the third is in Beijing China with remaining lease term of 0.75 years, and the forth is in Changsha, Hunan China with remaining lease term of 1.75 years. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Beijing office rent	Dec 9, 2023	2.67 years	0.67 years
2nd Changsha office rent, related party	Aug 1, 2023	1 year	0.33 years
3rd Beijing office rent, related party	Dec 31, 2023	1 year	0.75 years
4th Changsha office rent, related party	Dec 31, 2024	2 years	1.75 years

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses, non-related party

For the three months ended March 31, 2023 and 2022, the Company has incurred non-related party’s rent expenses solely for the office premises on a monthly basis as follows:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Lease Cost, non-related party
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$44,380	$47,833

Other Information, non-related party
Cash paid for amounts included in the measurement of lease liabilities	$30,448	$49,226
Weighted average remaining lease term – operating leases (in years)	0.67	1.67
Average discount rate – operating leases	4.35%	4.35%

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The supplemental balance sheet information related to non-related party’s leases as of March 31, 2023 and December 31, 2022 is as follows:

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Operating leases, non-related party
Operating right-of-use assets, non-related party	$138,859	$181,520
Total operating right-of-use assets, non-related party	$138,859	$181,520

Operating lease liabilities- current portion, non-related party	$128,145	$156,015
Total operating lease liabilities, non-related party	$128,145	$156,015

Maturities of the Company’s lease liabilities of non-related party are as follows:

Period ending March 31,
2023 (non-related party)	$129,913
2024 (non-related party)	-
Total lease payments (non-related party)	129,913
Less: Imputed interest/present value discount	(1,758)
Present value of lease liabilities (non-related party)	$128,145

(b) Rent expenses, related party

For the three months ended March 31, 2023 and 2022, the Company has incurred related party’s rent expenses solely for the office premises on a monthly basis as follows:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Lease Cost, related party
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$4,171	$-

Other Information, related party
Cash paid for amounts included in the measurement of lease liabilities	$-	$-
Weighted average remaining lease term – operating leases (in years)	1.75	-
Average discount rate – operating leases	4.35%	-

The supplemental balance sheet information related to related party’s leases as of March 31, 2023 and December 31, 2022 is as follows:

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Operating leases, related party
Operating right-of-use assets, related party	$39,994	$-
Total operating right-of-use assets, related party	$39,994	$-

Operating lease liabilities, related party - current portion	$27,317	$-
Operating lease liabilities, related party – non-current portion	16,831
Total operating lease liabilities, related party	$44,148	$-

Maturities of the Company’s lease liabilities of related party are as follows:

Period ending March 31,
2023 (related party)	$28,562
2024 (related party)	17,137
Total lease payments (related party)	45,699
Less: Imputed interest/present value discount	(1,551)
Present value of lease liabilities (related party)	$44,148

Lease expenses of non-related party were $44,380 and $47,833 for the three months ended March 31, 2023 and 2022, respectively. Lease expenses of related party were $4,171 and $0 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 13 – COMMON STOCK

As of March 31, 2023 and December 31, 2022, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 14 – ADDITIONAL PAID-IN CAPITAL

As of March 31, 2023 and December 31, 2022, the Company has a total additional paid-in capital - capital contribution balance of $1,494,979 and $1,467,490 respectively.

NOTE 15 – SUBSEQUENT EVENTS

As of March 31, 2023, the Company advanced a total amount of $690 to a related party. They had repaid and settled the amount of $690 at May 2023.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to July 18, 2023, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than the above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on June 7, 2023 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteed of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. During the periods ended March 31, 2023, the Company conducted its business in generally three revenue streams: advertising income of mobile short video in Xindian, the trading income of e-commerce business in ZCZX, and the commission income from e-commerce business & other value-added services in Xindian & LSM.

Results of Operation

For the three months ended March 31, 2023 compared with the three months ended March 31, 2022

Revenue

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
REVENUES	$	$
Advertisement income of mobile short video	-	249,736
Trading income of e-commerce business	27,562	-
Commission income
-Commission income of e-commerce business	48,674	-
TOTAL REVENUES	$76,236	$249,736

For three months ended March 31, 2023 and 2022, the Company generated revenue of $76,236, as compared to revenue of $249,736 for the three months ended March 31, 2022. The decrease in advertisement income is the Company suffered from the Covid-19, and we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022. We’re planning to expand our brand to attract more potential users and customers, and we have generated commission income of e-commerce business (Customers or Users could sell products in Xindian, and LSM like Amazon, TaoBao. JD, Pinduoduo) since June 2022, and generated trading income of e-commerce business in ZCZX since September 2022.

Costs and Expenses

Cost of revenues is comprised of short video produce costs, costs of goods sold and sales commission, salaries and related costs.

●	Short video produce costs of $0 and $5,652 for the three months ended March 31, 2023 and 2022, respectively, which are outsourcing to the related party.
●

Costs of goods sold and sales commission expenses of $25,628 for the three months ended March 31, 2023 which for the e-commerce trading of health and beauty products in ZCZX WeChat application.

Bus rental fee and related costs of $1,320 for the three months ended March 31, 2022, which for surcharges expenses.

●	Salaries and related costs of $39,489 and $60,765 for the three months ended March 31, 2023 and 2022, respectively, which are the compensation expenses for technical employees responsible for R&D, and depreciation of computer related to our existing Xindian platform, software’s and online database expenses related to ZCZX and LSM WeChat applications.

2

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $19,980 and $45,382 for the three months ended March 31, 2023 and 2022, respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $215,453 and $317,212 for the three months ended March 31, 2023 and 2022, respectively, are:

a.	Compensation expenses for employees in finance, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting.
c.	Office expenses, including rent and rate, insurance.

Net Income (Loss)

The net loss was $251,752 for the three months ended March 31, 2023, as compared to net loss of $190,518 for the three months ended March 31, 2022. The increase of net loss mainly derived from the decrease in the advertisement income and increase in administrative expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had working capital deficit of $2,676,062 as compared to working capital deficit of $2,458,666 as of March 31, 2022. The increase in working capital deficit was reflected in the advanced from related parties for operating use. The Company’s net loss of $251,752 and $190,518 for the three months ended March 31, 2023 and 2022, respectively.

Cash Flow from Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $285,688, compared to net cash used in operating activities of $285,350 for the three months ended March 31, 2022, reflecting an increase of $338. Such increasing was mainly reflected in significant less revenue in 2023 of $76,236 as compared to revenue in 2022 of $249,736.

Cash Flow from Investing Activities

For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $0 and $0, respectively.

Cash Flow from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $293,765, as compared to net cash provided by financial activities of $210,344, reflecting an increase of $83,421. Such increase was mainly reflected in the more funds advances from the related parties for operating use during the periods ended March 31, 2023.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have three lease agreement in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of March 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

3

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

On July 31, 2018 Xin Yang was appointed as Chief Financial Officer of the Company.

The Company’s mailing address is Rm 205, 2/F, Building 17, Yard 1, Li Ze Road, Feng Tai District, Beijing 100073, China.

4

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: July 18, 2023

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6