Form 10-Q
period 2023-06-30
Ezagoo Ltd
filed 2023-08-21
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (+86) 139 751 09168

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EZOO	OTC Markets

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 21, 2023
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$316,837	$454,980
Amount due from a related party	-	686
Deposits, prepayments and other receivables	31,579	43,066
Income tax receivables	2,073	3,859
Total current assets	350,489	502,591

NON-CURRENT ASSETS
Property and equipment, net	102	1,124
Operating right-of-use assets	96,393	181,520
Operating right-of-use assets, related party	31,366	-
Total non-current assets	127,861	182,644

TOTAL ASSETS	$478,350	$685,235

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$15,390	$20,594
Accrual, other payables and deposits received	291,733	411,411
Amounts due to a director	23,008	27,584
Amounts due to the related parties	2,652,980	2,342,816
Deferred revenues	2,702	2,837
Operating lease liabilities, current portion	64,917	156,015
Operating lease liabilities, related party, current portion	31,501	-
Total current liabilities	3,082,231	2,961,257

NON-CURRENT LIABILITIES
Operating lease liabilities, related party, non-current portion	10,683	-

TOTAL LIABILITIES	$3,092,914	$2,961,257

STOCKHOLDERS’ DEFICIT
Preferred stocks, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	$-	$-
Common stocks, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11,996	11,996
Additional paid-in capital	1,524,250	1,467,490
Accumulated other comprehensive gain	221,804	76,280
Accumulated deficit	(4,372,614)	(3,831,788)
TOTAL STOCKHOLDERS’ DEFICIT	(2,614,564)	(2,276,022)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$478,350	$685,235

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
REVENUES	$		$		$		$
Related party		-		9		-		9
Non-related parties		37,543		190		113,779		245,009
TOTAL REVENUES		37,543		199		113,779		245,018

COSTS AND EXPENSES
Cost of revenues - short video produce costs, related party		-		-		-		(5,541)
Cost of revenues - rental and related costs		(35,267)		-		(60,895)		(1,294)
Cost of revenues - salaries and related expenses		(40,025)		(45,165)		(79,514)		(101,150)
Sales and marketing expenses		(23,036)		(31,283)		(43,016)		(76,665)
General and administrative expenses		(201,276)		(261,344)		(416,729)		(578,556)
TOTAL COSTS AND EXPENSES		(299,604)		(337,792)		(600,154)		(763,206)

OPERATING LOSS		(262,061)		(337,593)		(486,375)		(518,188)

OTHER INCOME (EXPENSES)
Other income		2,258		3,373		2,314		4,616
Other expenses		-		-		(5)		(38)
Imputed interest expenses		(29,271)		(42,745)		(56,760)		(53,873)
TOTAL OTHER EXPENSES, NET		(27,013)		(39,372)		(54,451)		(49,295)

LOSS BEFORE INCOME TAX		(289,074)		(376,965)		(540,826)		(567,483)

INCOME TAX EXPENSES		-		(1,905)		-		(1,905)

NET LOSS		$(289,074)		$(378,870)		$(540,826)		$(569,388)

Other comprehensive income
Foreign exchange adjustment income		158,268		104,675		145,524		100,866
COMPREHENSIVE LOSS		$(130,806)		$(274,195)		$(395,302)		$(468,522)

Net loss per share - Basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of common shares outstanding – Basic and diluted		119,956,826		119,956,826		119,956,826		119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and six months ended June 30, 2023

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	NUMUBERS OF SHARES	AMOUNT	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2023 (Audited)	119,956,826	$11,996	$1,467,490	$76,280	$(3,831,788)	$(2,276,022)
Imputed interest expenses	-	-	27,489	-	-	27,489
Net loss	-	-	-	-	(251,752)	(251,752)
Other comprehensive loss	-	-	-	(12,744)	-	(12,744)
Balance as of March 31, 2023 (Unaudited)	119,956,826	$11,996	$1,494,979	$63,536	$(4,083,540)	$(2,513,029)
Imputed interest expenses	-	-	29,271	-	-	29,271
Net loss	-	-	-	-	(289,074)	(289,074)
Other comprehensive gain	-	-	-	158,268	-	158,268
Balance as of June 30, 2023 (Unaudited)	119,956,826	$11,996	$1,524,250	$221,804	$(4,372,614)	$(2,614,564)

For the three and six months ended June 30, 2022

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2022 (Audited)	119,956,826	$11,996	$1,384,907	$(107,503)	$(2,578,180)	$(1,288,780)
Imputed interest expenses	-	-	11,128	-	-	11,128
Net loss	-	-	-	-	(190,518)	(190,518)
Other comprehensive loss	-	-	-	(3,809)	-	(3,809)
Balance as of March 31, 2022 (Unaudited)	119,956,826	$11,996	$1,396,035	$(111,312)	$(2,768,698)	$(1,471,979)
Imputed interest expenses	-	-	42,745	-	-	42,745
Net loss	-	-	-	-	(378,870)	(378,870)
Other comprehensive loss	-	-	-	104,675	-	104,675
Balance as of June 30, 2022 (Unaudited)	119,956,826	$11,996	$1,438,780	$(6,637)	$(3,147,568)	$(1,703,429)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(540,826)	$(569,388)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,374	5,297
Imputed interests, net	56,760	53,873

Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	9,892	13,184
Repayments from related parties	684	325,164
Accounts payable	(4,427)	(28,104)
Accrual and other payables	(62,355)	27,557
Receipts in advance	(44,367)	19
Deferred revenues	-	(106,285)
Income tax receivables (payables)	1,782	(28,000)
Operating lease right-of-use assets	87,722	87,025
Operating lease right-of-use assets, related party	31,366	-
Operating lease liabilities	(90,275)	(89,755)
Operating lease liabilities, related party	(42,184)	-
Net cash used in operating activities	(592,854)	(309,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced from the related parties	462,191	149,039
Repayments to a director	(3,887)	-
Net cash provided by financing activities	458,304	149,039

Effect of exchange rate changes on cash and cash equivalents	(3,593)	(3,089)

Net change in cash and cash equivalents	(138,143)	(163,463)
Cash and cash equivalents, beginning of period	454,980	559,119
CASH AND CASH EQUIVALENTS, END OF PERIOD	$316,837	$395,656

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$29,905
Cash paid for interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$43,350	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of June 30, 2023, the Company suffered an accumulated deficit of $4,372,614 and incurred a net loss of $540,826 for six months ended June 30, 2023. The continuation of the Company as a going concern through June 30, 2023 is dependent upon improving profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2023	2022
Period-end RMB: US$1 exchange rate	7.25	6.70
Period-average RMB: US$1 exchange rate	6.92	6.47
Period-end HK$: US$1 exchange rate	7.84	7.85
Period-average HK$: US$1 exchange rate	7.84	7.82

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

● Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
b.	The entity can identify each party’s rights regarding the services to be transferred.
c.	The entity can identify the payment terms for the services to be transferred.
d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the published advertisement and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

a.	For the advertisement and e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the periods ended June 30, 2023 and 2022.
b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s revenue were mainly came from providing advertising services on the bus, and Xindian application that developed the Company (“advertisement income”). We’re planned to expand our brand to attract more potential users and customers as we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022 (as the Changsha government decided to merger and control all the local bus themselves that effected on December 28, 2021). However, due to the high-level market competitive (Tiktok, RED etc.), the effect of the Covid-19, and the unsatisfactory operating dates, the Company decided to shut down the operation of Xindian Application effective from April 2023.

During the period ended June 30, 2023, the Company’s revenue mainly from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”), and providing e-commerce value-added service in LSM WeChat Application that is also subscribed from Weimob (微盟集团, HK02013) (“commission income”, that the Company only generated income till March 2023 now, as the Customer is updating they’re products line since April 2023 and they plan to launch their new products during the four quarter of 2023).

● Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, the operating salaries for the staffs who running the ZCZX and LSM.

● Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interests were $56,760 and $53,873 for the periods ended June 30, 2023 and 2022, respectively.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income for the periods ended June 30, 2023 and 2022. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

● Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2023 and 2022 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

● Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

● Recent accounting pronouncements

In March 2021, the FASB issued ASU 2021-03, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test. Step two of the goodwill impairment test measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The new guidance is effective prospectively but not applicable for us for the period ending June 30, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this update for interim financial statements already issued in the year of adoption. We are evaluating the effects, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

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

NOTE 4 - PROPERTY AND EQUIPMENT

	As of
	June 30, 2023	December 31, 2022
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(42,230)	(41,208)
Property and equipment, net	$102	$1,124

Depreciation expense, classified as operating expenses, was $3,374 and $5,297 for the six months ended June 30, 2023 and 2022, respectively.

Accumulated depreciation as of June 30, 2023 and December 31, 2022 were $44,582 and $41,208, respectively.

NOTE 5 - AMOUNT DUE FROM A RELATED PARTY

As of June 30, 2023, and December 31, 2022, the amount of $0 and $686 due from the related party Q, Grand Progressive Holdings Limited, respectively. The related party Q is 100% owns by GP Brightlight Foundation (which is 100% owns by Mr. Xiaohao Tan), and it’s also a shareholder of the Company. The balance due had been repaid and settled by them in May 2023.

NOTE 6 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Deposits, prepayments and other receivables	$31,579	$43,066
Total deposits, prepayments and other receivables	$31,579	$43,066

As of June 30, 2023, the balance $31,579 represented an outstanding prepayment which included rent prepayments, and related costs. As of December 31, 2022, the balance $43,066 represented an outstanding prepayment which included rent deposits & prepayment, and related costs.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	As of
	June 30, 2023	December 31, 2022
Accounts payable	$15,390	$20,594
Total accounts payable	$15,390	$20,594

As of June 30, 2023 and December 31, 2022, our accounts payable of $15,390 and $20,594 were ZCZX’s e-commence costs payables to vendors, respectively.

NOTE 8 – ACCRUED EXPENSES, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Accrued expenses	$36,545	$32,424
Other payable	200,663	277,283
Deposits received from customers	54,525	101,704
Total	$291,733	$411,411

Accrued expenses include the quarterly review fee & other accrued expenses. Other payable include the rent payables, and salaries payables. Deposits received from customers are advertisement service and e-commerce trading fee paid in advance by customers.

NOTE 9 - DEFERRED REVENUES

As of June 30, 2023, and December 31, 2022, our deferred revenues are $2,702 and $2,837, respectively. These deferred revenues are expected to be recognized as revenue during the year 2023.

NOTE 10 - DUE TO DIRECTOR

As of June 30, 2023, and December 31, 2022, a director of the Company advanced $23,008 and $27,584 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 11 - DUE TO RELATED PARTIES

	As of
	June 30, 2023	December 31, 2022
Amount due to related party B	$205,281	$215,520
Amount due to related party C	22,222	23,330
Amount due to related party D	509,727	242,630
Amount due to related party E	119,874	124,850
Amount due to related party G	249,848	262,309
Amount due to related party H	7,130	7,486
Amount due to related party I	276	2,461
Amount due to related party J	879,142	772,898
Amount due to related party K	37,223	39,079
Amount due to related party L	20,893	20,893
Amount due to related party M	328,656	345,049
Amount due to related party N	128,892	135,321
Amount due to related party O	113,046	118,684
Amount due to related party P	30,770	32,306
Total	$2,652,980	$2,342,816

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. (former named: Hunan Ezagoo Shopping Co. Ltd.), Hunan Homestead Asset Management Co., Ltd. is a shareholder of Changsha Boyi Zhicheng Management Consulting Co., Ltd. (former named: Hunan Ezagoo Shopping Co. Ltd.), which is 100% owned by Chengfu Tan, who is Xiaohao Tan’s father. As of June 30, 2023 and December 31, 2022, related party B advanced $205,281 and $215,520 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of Ruiyin (Shenzhen) Financial Leasing Limited. As of June 30, 2023 and December 31, 2022, related party C advanced $22,222 and $23,330 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G, Kuaile Motors Camping Site Investment Development Limited. As of June 30, 2023 and December 31, 2022, related party D advanced $509,727 and $242,630 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, Mr. Cheng Zhang is the Legal Company Representative of the Changsha Kexibeier E-commerce Limited and BEZL. As of June 30, 2023 and December 31, 2022, related party E advanced $119,874 and $124,850 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owns equity of 92% and 8%, respectively. As of June 30, 2023 and December 31, 2022, related party G advanced $249,848 and $262,309 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited, it’s owns 90% and 10% by related party J, Beijing Ezagoo Industrial Development Group Holding Limited and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. As of June 30, 2023 and December 31, 2022, related party H advanced $7,130 and $7,486 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party I is Hunan Bright Lionrock Mountain Resort Limited. It’s owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited, and related party G, Hunan Kuaile Motors Camping Site Investment Development Ltd. with equity of 80% and 20%, respectively. As of June 30, 2023 and December 31, 2022, the Company had rental expenses of $276 and $2,461 that due to related party I, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N, Hunan Wancheng Xingyi Industrial Development Co., Ltd and Mr. Xiaohao Tan with equity of 71.85% and 21.42%, respectively. As of June 30, 2023 and December 31, 2022, related party J advanced $879,142 and $772,898 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. As of June 30, 2023 and December 31, 2022, related party K advanced $37,223 and $39,079 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owns by Mr. Xiaohao Tan. As of June 30, 2023 and December 31, 2022, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owns by Mr. Xiaohao Tan. As of June 30, 2023 and December 31, 2022, the Company has $328,656 and $345,049 advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owns by Mr. Xiaohao Tan. As of June 30, 2023 and December 31, 2022, related party N advanced $128,892 and $135,321 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Hunan Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited and Mr. Xiaohao Tan, respectively. As of June 30, 2023 and December 31, 2022, related party N advanced $113,046 and $118,684 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited. As of June 30, 2023 and December 31, 2022, related party P advanced $30,770 and $32,306 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Disclosure of related parties’ transactions	Six months ended June 31,
	2023	2022
	(Unaudited)	(Unaudited)
Commission income, related party	$-	$9
Cost of revenue, related parties	$-	$5,541
Rental expenses, related parties	$13,935	$-
Imputed interest expenses to director	$552	$619
Imputed interest expenses to related parties	56,349	70,048
Imputed interest income from related parties	(141)	(16,794)
Total imputed interest expenses, net	$56,760	$53,873

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 12 - OPERATING LEASE

The Company has four operating lease agreement for the office space, the first one is in Beijing China with remaining lease term of 0.42 years, the second is in Changsha, Hunan China with remaining lease term of 0.08 years, the third is in Beijing China with remaining lease term of 0.50 years, and the forth is in Changsha, Hunan China with remaining lease term of 1.50 years. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Beijing office rent	Dec 9, 2023	2.67 years	0.42 year
2nd Changsha office rent, related party	Aug 1, 2023	1 year	0.08 year
3rd Beijing office rent, related party	Dec 31, 2023	1 year	0.50 year
4th Changsha office rent, related party	Dec 31, 2024	2 years	1.50 years

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses, non-related party

For the six months ended June 30, 2023 and 2022, the Company has incurred non-related party’s rent expenses solely for the office premises on a monthly basis as follows:

	Six months ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Lease Cost, non-related party
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$87,722	$93,783

Other Information, non-related party
Cash paid for amounts included in the measurement of lease liabilities	$90,275	$96,513
Weighted average remaining lease term – operating leases (in years)	0.42	1.42
Average discount rate – operating leases	4.35%	4.35%

The supplemental balance sheet information related to non-related party’s leases as of June 30, 2023 and December 31, 2022 is as follows:

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Operating leases, non-related party
Operating right-of-use assets, non-related party	$96,393	$181,520
Total operating right-of-use assets, non-related party	$96,393	$181,520

Operating lease liabilities, non-related party - current portion	$64,917	$156,015
Total operating lease liabilities, non-related party	$64,917	$156,015

Maturities of the Company’s lease liabilities of non-related party are as follows:

Period ending June 30,
2023 (non-related party)	$65,580
2024 (non-related party)	-
Total lease payments (non-related party)	65,580
Less: Imputed interest/present value discount	(663)
Present value of lease liabilities (non-related party)	$64,917

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b) Rent expenses, related party

For the six months ended June 30, 2023 and 2022, the Company has incurred related party’s rent expenses solely for the office premises on a monthly basis as follows:

	Six months ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Lease Cost, related party
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$8,244	$-

Other Information, related party
Cash paid for amounts included in the measurement of lease liabilities	$-	$-
Weighted average remaining lease term – operating leases (in years)	1.50	-
Average discount rate – operating leases	4.35%	-

The supplemental balance sheet information related to related party’s leases as of June 30, 2023 and December 31, 2022 is as follows:

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Operating leases, related party
Operating right-of-use assets, related party	$31,366	$-
Total operating right-of-use assets, related party	$31,366	$-

Operating lease liabilities, related party - current portion	$31,501	$-
Operating lease liabilities, related party – non-current portion	10,683
Total operating lease liabilities, related party	$42,184	$-

Maturities of the Company’s lease liabilities of related party are as follows:

Period ending June 30,
2023 (related party)	$32,457
2024 (related party)	10,819
Total lease payments (related party)	43,276
Less: Imputed interest/present value discount	(1,092)
Present value of lease liabilities (related party)	$42,184

Lease expenses of non-related party were $87,722 and $93,783 for the six months ended June 30, 2023 and 2022, respectively. Lease expenses of related party were $8,244 and $0 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 13 – COMMON STOCK

As of June 30, 2023 and December 31, 2022, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 14 – ADDITIONAL PAID-IN CAPITAL

As of June 30, 2023 and December 31, 2022, the Company has a total additional paid-in capital - capital contribution balance of $1,524,250 and $1,467,490 respectively.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to August 21, 2023, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. The Company’s revenue were mainly came from providing advertising services on the bus, and Xindian application that developed the Company (“advertisement income”). We’re planned to expand our brand to attract more potential users and customers as we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022 (as the Changsha government decided to merger and control all the local bus themselves that effected on December 28, 2021). However, due to the high-level market competitive (Tiktok, RED etc.), the effect of the Covid-19, and the unsatisfactory operating dates, the Company decided to shut down the operation of Xindian Application effective from April 2023.

During the periods ended June 30, 2023, the Company conducted its business in generally two revenue streams: the trading income of e-commerce business in ZCZX, and the commission income from e-commerce business & other value-added services in LSM (which the Company only generated income till March 2023 now, as the Customer is updating they’re products line since April 2023 and they plan to launch their new products during the four quarter of 2023).

Results of Operation

For the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022

Revenue

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$	$	$	$
Advertisement income of mobile short video	-	-	-	244,819
Trading income of e-commerce business	37,543	-	65,674	-
Commission income
-Commission income of e-commerce business, related party	-	9	-	9
-Commission income of other value-added services	-	190	48,105	190
TOTAL REVENUES	$37,543	$199	$113,779	$245,018

For the three months ended June 30, 2023 and 2022, the Company generated revenue of $37,543, as compared to revenue of $199 for the three months ended June 30, 2022. Such increase was mainly reflected in the Company generated the trading income in ZCZX (since September 2022).

For the six months ended June 30, 2023 and 2022, the Company generated revenue of $113,779, as compared to revenue of $245,018 for the six months ended June 30, 2022. Such decrease was mainly reflected in absence of advertisement income, the Company suffered from the Covid-19, and we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022. We’re planned to expand our brand to attract more potential users and customers, however, due to the high-level market competitive (Tiktok, RED etc.) and the unsatisfactory operating date, the Company decided to shut down the Xindian Application effective from April 2023. And we’ll focus on the operation of the ZCZX and LSM WeChat applications.

Costs and Expenses

Cost of revenues is comprised of short video produce costs, costs of goods sold and sales commission, salaries and related costs.

●

Short video produce costs of $0 and $0 for the three months ended June 30, 2023 and 2022, respectively, which are outsourcing to the related party.

Short video produce costs of $0 and $5,541 for the six months ended June 30, 2023 and 2022, respectively, which are outsourcing to the related party.

●

Costs of goods sold and sales commission expenses of $35,267 for the three months ended June 30, 2023 which for the e-commerce trading of health and beauty products in ZCZX WeChat application.

Costs of goods sold and sales commission expenses of $60,895 for the six months ended June 30, 2023 which for the e-commerce trading of health and beauty products in ZCZX WeChat application.

Bus rental fee and related costs of $0 for the three months ended June 30, 2022, which for surcharges expenses.

Bus rental fee and related costs of $1,294 for the six months ended June 30, 2022, which for surcharges expenses.

●

Salaries and related costs of $40,025 and $45,165 for the three months ended June 30, 2023 and 2022, respectively, which are the compensation expenses for technical employees responsible for R&D, depreciation of computer, software’s and online database expenses related to ZCZX WeChat applications.

Salaries and related costs of $79,514 and $101,150 for the six months ended June 30, 2023 and 2022, respectively, which are the compensation expenses for technical employees responsible for R&D, and depreciation of computer, software’s and online database expenses related to ZCZX and LSM WeChat applications.

2

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main component of our sales and marketing expenses of $23,036 and $31,283 for the three months ended June 30, 2023 and 2022, respectively, and of $43,016 and $76,665 for the six months ended June 30, 2023 and 2022, respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;

●	The main component of our general and administrative expenses of $198,325 and $337,792 for the three months ended June 30, 2023 and 2022, respectively, and of $413,778 and $578,556 for the six months ended June 30, 2023 and 2022, respectively, are:

a.	Compensation expenses for employees in finance, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting.
c.	Office expenses, including rent and insurance.

Net Income (Loss)

The net loss was $289,074 for the three months ended June 30, 2023, as compared to net loss of $376,870 for the three months ended June 30, 2022. The decrease of net loss mainly derived from the increase in the trading income from ZCZX WeChat application’s e-commerce activities.

The net loss was $540,826 for the six months ended June 30, 2023, as compared to net loss of $567,483 for the three months ended June 30, 2022. The decrease of net loss mainly derived from the increase in the trading income from ZCZX WeChat application’s e-commerce activities.

Liquidity and Capital Resources

As of June 30, 2023, we had working capital deficit of $2,731,742 as compared to working capital deficit of $2,458,666 as of June 30, 2022. The increase in working capital deficit was mainly reflected in the funds advanced from related parties for operating use. The Company’s net loss of $540,826 and $567,483 for the six months ended June 30, 2023 and 2022, respectively.

Cash Flow from Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $592,854, compared to net cash used in operating activities of $309,414 for the six months ended June 30, 2022, reflecting a decrease of $283,440. Such decreasing was mainly reflected in significant less repayments from related parties in 2023 of $684 as compared to repayments from related parties in 2022 of $324,480.

Cash Flow from Investing Activities

For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $0 and $0, respectively.

Cash Flow from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $458,304, as compared to net cash provided by financial activities of $149,039 for the six months ended June 30, 2022, reflecting an increase of $309,265. Such increase was mainly reflected in the more funds advances from the related parties for operating use during the periods ended June 30, 2023.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have four lease agreements in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of June 30, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: August 21, 2023

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6