Form 10-K
period 2023-12-31
Ezagoo Ltd
filed 2024-04-08
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 5, 2024, was approximately $21.7 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 5, 2024
Common Stock, $.0001 par value	119,956,826

Ezagoo Limited

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) is the Company through which we operate, and which generates revenue from providing advertising services on Xindian application platform, that is developed and operates by the Company (“advertisement income”) since January 2022 to April 2023, providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”) since September 2022, and providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022 (however, the Company only generated the commission income till March 2023 now, as the Customer is updating they’re products line since April 2023 and they plan to launch their new products on January 2024).

The Xindian platform operates within the Chinese digital advertising network through advertisements displayed on the mobile application named “Xindian” that was launched by the Company on October 2020, it’s relying on strong R&D background to build a technology based on block chain, fusion merchants and user needs in the integration of social short video platform, that provides many functions, such as self-service advertising, sharing and creating short video, making money in space time, selling goods online and shopping, social networking. We focus on medical beauty and anti-aging scale that differentiate us from another short video platform. We’re planned to expand our brand to attract more potential users and customers as we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022 (as the Changsha government decided to merger and control all the local bus themselves that effected on December 28, 2021), and we’re aimed to build an innovative service platform for industrial clusters. However, due to the high-level market competitive (Tiktok, RED etc.), the effect of the Covid-19, and the unsatisfactory operating data’s, the Company decided to shut down the operation of Xindian Application effective from April 2023.

Under the repeated impact of the three years COVID-19 epidemic, the global health awareness is increasing, and consumers are paying more and more attention to whether the daily diet is healthy. According to the 2022 National Health Insight report released by Doctor Dingxiang, half of Chinese people say their eating habits have become healthier since the pandemic. With the improvement of Chinese residents’ living standards, health has become the consensus of more and more people.

According to the recent released <China Nutrition and Health Food Industry Blue Book “中国营养健康食品行业蓝皮书” (hereinafter as the “Blue Book”)> on February 6, 2024 by the China Insights Consultancy and the Social Media, Beijing Dama Technology Ltd.: China’s domestic nutrition and health food market is in a stage of vigorous development, the market size is huge, and shows a trend of continuous growth. This growth is mainly due to two major factors: first, under the background of an aging population, consumers’ demand for nutritious and healthy food continues to increase; second, consumers’ health awareness has increased, and people are paying more and more attention to the health and nutrition of diet. The blue book shows that the consumption trend of the nutrition and health food market is gradually developing in the direction of younger people, daily maintenance, and diversified demand segmentation.

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

Competition

We compete primarily with several different groups of competitors: Online trading companies that operate E-commerce, such as Tik Tok, RED, TaoBao, JD, Pinduoduo, etc.

The E-commerce trading industry our company operates in is extremely competitive and there are limited barriers to entry, thus new competitors frequently enter the market. We believe that existing and new competitors will continue to improve their services and introduce new services with competitive pricing and performance characteristics. In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to attract new customers, or maintain prices, which would likely reduce market share. Sales and overall profitability could be reduced in either case.

Future Plans

In accordance with the marketing strategy of the Company, we have been further upgraded in the development direction of the project, with the two Wechat applications, ZCZX and LSM, and three directions, Xin Beauty, Xin Food, Xin Farm, to build a health industry chain. It is our goal to optimize the efficiency of city services and connect to residents by creating the online healthy e-commerce network in China. We aim to be a promoter and participator of a ‘health beauty’ concept. At present, we solely focus on Changsha city, but in the future, we plan to allocate funds to integrate online platform and new communication technology regionally. And we expect to reach more than 500 million users on our platform and expand to 300 cities throughout Mainland China in the next three to five years.

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

Employees

As of December 31, 2023, we have 28 employees comprised of our President, Xiaohao Tan and Chief Financial Officer, Yibo Li, all of which were on a full-time basis. All of our employees are based in the cities of Beijing and Changsha, where our operations are located.

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

In December 2019, a novel strain of coronavirus was discovered in China, which has and is continuing to spread throughout the world. The outbreak of COVID-19 has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities globally. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 disease a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.”

In 2020, COVID-19 had a material impact on our business, financial condition, and results of operations. In 2022, the sporadic outbreaks of COVID-19 had material impact on the industry in China. The government’s “zero-COVID” policy required, from time to time, quarantines, rolling lockdowns, office closures and travel restrictions to control outbreaks in affected local areas. As a result of the COVID control measures, we were unable to implement some of our business and marketing plans, and our operating results were negatively affected by the sporadic COVID outbreaks and strict government response measures. In December 2022, the PRC government ended the implementation of the “zero-COVID” policy and the overall market condition has shown improvement since then. However, COVID-19 could adversely affect our business and results of operations in the future if any COVID resurgence causes significant disruptions to our operations, logistics and service providers. We cannot predict the severity and duration of the impact from such resurgence, if any. If any new outbreak of COVID-19 is not effectively and timely controlled, or if government responses to outbreaks or potential outbreaks are severe or long-lasting, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, and could materially and adversely impact our business, financial condition and results of operations.

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

Our current auditor, Enrome LLP, an independent registered public accounting firm that is headquartered in Singapore, is a firm registered with the U.S. Public Company Accounting Oversight Board (the “PCAOB”), and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Enrome LLP is subjected to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Enrome LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections or investigations of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

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

Since 2014, Chinese economic growth has been slowing down from double-digit GDP speed. The annual rate of growth declined from 7.3% in 2014 to 6.9% in 2015, to 6.7% in 2016, to 6.9% in 2017, to 6.6% in 2018, and to 6.1% in 2019 2.3% in 2020, 8.45% in 2021, 3% in 2022 and 5.2% in 2023. Due to the impact of COVID-19, China’s economic growth rate in 2020 has slowed to 2.3%, its lowest level in years. While technology-based financial services companies have not been affected by the pandemic on the same level as companies in certain other industries, nevertheless a slow economic growth could adversely affect many of our customers and partners, which in turn may materially adversely affect our financial condition and results of operations.

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

Ezagoo does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of the Notice, so we believe the Notice is not applicable to us. However, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the Notice to evaluate the tax residence status of Ezagoo for the years ended December 31, 2023 and 2022, respectively.

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

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended December 31, 2023 and 2022, we had foreign currency translation loss of $125,963 and $76,280, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

ITEM 2. PROPERTIES

We currently maintain our principal executive office at Rm 205, 2/F, Building 17, Yard 1, Li Ze Road, Feng Tai District, Beijing 100073, China, which expires on December 31, 2024. The current monthly rent is RMB2,000 (approximately $282) with a lease term of 12 months (that is started from January 1, 2024).

As of December 31, 2023, the Company has a total three separate operating lease agreements for three office spaces in PRC with remaining lease terms of from 7 months to 12 months.

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

Holders

As of April 5, 2024, we had 119,956,826 shares of our Common Stock par value, $.0001 issued and outstanding. There were 163 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2023.

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

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. The Company’s revenues were mainly generated from providing advertising services on the bus, and Xindian application that developed the Company (“advertisement income”). We’re planned to expand our brand to attract more potential users and customers as we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022 (as the Changsha government decided to merger and control all the local bus themselves that effected on December 28, 2021). However, due to the high-level market competitive (Tiktok, RED etc.), the effect of the Covid-19, and the unsatisfactory operating dates, the Company decided to shut down the operation of Xindian Application effective from April 2023.

For the year ended December 31, 2023, the Company’s revenue mainly from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”), and providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income”, that the Company only generated income till March 2023 now, as the Customer is updating they’re products line since April 2023 and they plan to launch their new products during January 2024).

Results of Operations

For the year ended December 31, 2023 compared with the year ended December 31, 2022

Revenue

	For the year ended December 31,
	2023	2022
	(Audited)	(Audited)
REVENUES	$	$
Advertisement income of mobile short video	-	235,699
Trading income of e-commerce business	119,302	49,749
Commission income
-Commission income of e-commerce business (including of $0 and $9 from related party for the years ended December 31, 2023 and 2022, respectively)	47,094	9
-Commission income of other value-added services	-	597
	$166,396	$286,054

The Company generated revenue of $166,396 for the year ended December 31, 2023 as compared to revenue of $286,054 for the year ended December 31, 2022. Related party revenue was $0 in 2023, whereas 2023 had $9 related party revenue. Such decrease was mainly reflected in absence of advertisement income, the Company suffered from the Covid-19, and we met the bottleneck when we transformed the traditional bus advertising to our Xindian platform since January 1, 2022. We’re planned to expand our brand to attract more potential users and customers, however, due to the high-level market competitive (Tiktok, RED etc.) and the unsatisfactory operating date, the Company decided to shut down the Xindian Application effective from April 2023. And we’ll focus on the operation of the ZCZX and LSM WeChat applications since then.

Costs and Expenses

Our cost structure has two components: cost of revenues and operating expenses of $1,075,412 and $1,459,530 for the years ended December 31, 2023 and 2022, respectively.

Cost of revenues

Cost of revenues is comprised of short video produce costs, costs of goods sold and sales commission, salaries and related costs.

●	Short video produce costs of $0 and $5,334 for the years ended December 31, 2023 and 2022, respectively, which are outsourcing to the related party.
●	Costs of goods sold and sales commission expenses of $108,720 and $44,661 for the years ended December 31, 2023 and 2022, respectively, which for the e-commerce trading of health and beauty products in ZCZX WeChat applications.
●	Salaries and related costs of $156,758 and $196,970 for the years ended December 31, 2023 and 2022, respectively, which are the compensation expenses for technical employees responsible for R&D, software’s and online database expenses related to ZCZX and LSM WeChat applications.

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $112,409 and $136,186 for the years ended December 31, 2023 and 2022, respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing;

●	The main components of our general and administrative expenses of $697,525 and $1,076,379 for the years ended December 31, 2023 and 2022, respectively, are:

a.	Compensation expenses for employees in financial, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting, outside legal service.
c.	Office expenses, including rent and rate, etc.

Net Loss

The net loss of $907,126 for the year ended December 31, 2023 as compared to net loss for the year was $1,253,608 for the year ended December 31, 2022. Such decrease of net loss mainly derived from the less staffs’ salaries in year 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had a working capital deficit of $3,153,392 as compared to working capital deficit of $2,458,666 as of December 31, 2022. The increase in working capital deficit was reflected in advanced from related parties for operating use, and the repayment from the related party. The Company’s net loss of $907,126 and $1,253,608 for the years ended December 31, 2023 and 2022, respectively.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $1,104,350 as compared to net cash used in operating activities of $1,125,692 for the year ended December 31, 2022, reflecting a decrease of $21,342. Such decrease was mainly reflected in lesser net loss in year 2023 compare to net loss in year 2022.

Cash Flow from Investing Activities

Net cash used in investing activities for the year ended December 31 2023, and 2022, was $0 and $0, respectively.

Cash Flow from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2023 was $938,281 as compared to net cash generated from financing activities of $1,007,624 for the year ended December 31, 2022, reflecting a decrease of $69,343. Such decrease was mainly reflected in lesser advances from the related parties for operating use during the year 2023.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2023	2022
Period-end RMB: US$1 exchange rate	7.10	6.91
Period-average RMB: US$1 exchange rate	7.08	6.73
Period-end HK$: US$1 exchange rate	7.81	7.81
Period-average HK$: US$1 exchange rate	7.83	7.83

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

Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

	a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
	b.	The entity can identify each party’s rights regarding the services to be transferred.
	c.	The entity can identify the payment terms for the services to be transferred.
	d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
	e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

	a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
	b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the provided service and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

	a.	For the e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the years ended December 31, 2023 and 2022.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

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

During the year 2023, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”), and providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income”, that the Company only generated income till March 2023 now, as the Customer is updating they’re products line since April 2023 and they plan to launch their new products during January 2024).

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

As of December 31, 2023, the Company suffered an accumulated deficit of $4,738,914 and operated a net loss of $907,126. The continuation of the Company as a going concern through December 31, 2023 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our independent accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2024. As previously reported, there were no disagreements or any reportable events to disclose.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2023.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2023.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Xiaohao Tan	53	Chief Executive Officer, President, Treasurer, Director
Yibo Li	39	Chief Financial Officer

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

Yibo Li - Chief Financial Officer

Ms. Yibo Li obtained a bachelor’s degree in accounting from Hunan Institute of Technology. Ms. Li has more than 10 years’ experience in accounting operation. Ms. Li was the financial manager of three different companies since 2011 to 2023. During her work experience, Ms. Li has accumulated enough experience in financial reporting, internal control, financial forecast and the capital management.

Due to Ms. Li’s status as a qualified expert in finances, along with her 10 years of professional working experience, the Board of Directors has determined it best to appoint her to the position of Chief Financial Officer of the Company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2023.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2023 and 2022, for services rendered in all capacities to us.

Summary Compensation Table

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohao Tan, Chief Executive Officer, President, Director (1)	For the year ended December 31, 2023	-	-	-	-	-	-	-	-
Xiaohao Tan, Chief Executive Officer, President, Director (1)	For the year ended December 31, 2022	-	-	-	-	-	-	-	-
Yibo Li, Chief Financial Officer, Director (2)	For the year ended December 31, 2023	17,856	1,408	-	-	-	-	-	19,264
Xin Yang, Chief Financial Officer, Director (3)	For the year ended December 31, 2022	27,860	7,866	-	-	-	-	-	35,726

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2023, the Company has 119,956,826 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2023 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Xiaohao Tan (i), (ii), (iii)	42,067,770	35.07%

Common Stock	Yibo Li (iii), (iv)	0	0%

Common Stock	Grand Progressive Holdings Limited (i)	46,712,908	38,94%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2023 (119,956,826 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 119,956,826 as of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Due from related parties mainly consists of rent deposit and funds advanced to related parties. The balances are unsecured, non-interest bearing. As of December 31, 2023, the amount due from the related parties was $141, that is rent deposit to the related party with the lease period ended August 1, 2024, as compare to the amount of $686 that due from the related party as of December 31, 2022, that was the funds advanced to them, and they had settled the remaining balance of $686 on May 2023.

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. As of December 31, 2023 and 2022, the amount due to the related parties were $3,215,486 and $2,342,816, respectively.

In addition, during the year ended December 31, 2023, the related party I, Hunan Bright Lionrock Mountain Resort Limited, related party J, Beijing Ezagoo Industrial Development Group Holding Limited and related party N, Hunan Wancheng Xingyi Industrial Development Co., Ltd had provided the office rent service of $1,838, $3,394 and $22,194 to the Company, respectively.

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

ACCOUNTING FEES AND SERVICES	For the years ended December 31,
	2023	2022

Audit Fees (1)	$79,000	$47,325
Audit-Related Fees(2)	-	-
Tax Fees(3)	6,000	6,000
All Other Fees(4)	-	-
Total	$85,000	$53,325

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

All above audit services were pre-approved by the Board of Directors for the fiscal years ended December 31, 2023 and 2022.

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

Our auditor, Enrome LLP, is headquartered in Singapore, and can be inspected by the PCAOB on a regular basis. Enrome LLP is a firm registered with the PCAOB and is required by the laws of the U.S. to undergo regular inspections by the PCAOB to assess its compliance with the laws of the U.S. and professional standards. Enrome LLP is subjected to PCAOB inspections, and is not among the PCAOB-registered public accounting firms headquartered in the PRC or Hong Kong that are subject to PCAOB’s determination on December 16, 2021 of having been unable to inspect or investigate completely.

Notwithstanding the foregoing, in the future, if it is determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Enrome LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act becomes law; and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment” and “Risk Factors — Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs” for more information.

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

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

10.1A	Call option agreement amendment no.1

10.2A	Shareholders’ voting rights proxy agreement amendment no.1

10.3A	Management services agreement amendment no.1

10.4A	Equity pledge agreement amendment no.1

10.5A	Loan agreement amendment no.1

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.3 (File No. 333-228681) on May 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZAGOO LIMITED
(Name of Registrant)

Date: April 8, 2024	By:	/s/ Tan, Xiaohao
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

Date: April 8, 2024	By:	/s/ Yang, Xin
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Ezagoo Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ezagoo Limited and its subsidiaries (the “Company”) as of December 31, 2023, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $4,738,914, net current liabilities of $3,153,392, negative operating cashflows of $1,104,350 and operated a net loss of $907,126 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024.

Singapore

April 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Ezagoo Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ezagoo Limited and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Diamond Bar, California

June 7, 2023

EZAGOO LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$266,542	$454,980
Amount due from related parties	141	686
Deposits, prepayments and other receivables	28,763	43,066
Income tax receivables	2,073	3,859
Total current assets	297,519	502,591

NON-CURRENT ASSETS
Property, plant and equipment, net	-	1,124
Operating lease right-of-use assets	-	181,520
Operating lease right-of-use assets, related party	21,603	-
Total non-current assets	21,603	182,644

TOTAL ASSETS	$319,122	$685,235

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$13,527	$20,594
Accrual, other payable and deposits received	172,718	411,411
Amount due to director	27,577	27,584
Amount due to related parties	3,215,486	2,342,816
Deferred revenue	-	2,837
Operating lease liabilities-current	-	156,015
Operating lease liabilities, related party-current	21,603	-
Total current liabilities	3,450,911	2,961,257

TOTAL LIABILITIES	3,450,911	2,961,257

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of December 31, 2023 and 2022, respectively	11,996	11,996
Additional paid-in capital	1,469,166	1,467,490
Accumulated other comprehensive loss	125,963	76,280
Accumulated deficit	(4,738,914)	(3,831,788)
TOTAL STOCKHOLDERS’ DEFICIT	(3,131,789)	(2,276,022)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$319,122	$685,235

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31,
	2023		2022
REVENUE	$		$
Related party		-		9
Non-related party		166,396		286,045
		166,396		286,054

COSTS AND EXPENSES
Cost of revenue for short video produce costs, related party		-		(5,334)
Cost of revenue for costs of goods sold and sales commission		(108,720)		(44,661)
Cost of revenue for salaries and related expenses		(156,758)		(196,970)
Sales and marketing expenses		(112,409)		(136,186)
General and administrative expenses		(697,525)		(1,076,379)
TOTAL COSTS AND EXPENSES		(1,075,412)		(1,459,530)

OPERATING LOSS		(909,016)		(1,173,476)

OTHER INCOME (EXPENSES)
Other income		1,979		7,046
Other expenses		(89)		(16)
Imputed interest expenses		-		(82,583)
TOTAL OTHER INCOME (EXPENSES)		1,890		(75,553)

LOSS BEFORE INCOME TAX		(907,126)		(1,249,029)

INCOME TAX EXPENSE		-		(4,579)

NET LOSS		$(907,126)		$(1,253,608)

Other comprehensive income:
Foreign exchange adjustment		49,683		183,783
COMPREHENSIVE LOSS		$(857,443)		$(1,069,825)

Net income (loss) per share - Basic and diluted		$(0.01)		$(0.01)

Weighted average number of common shares outstanding – Basic and diluted		119,956,826		119,956,826

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDER S’ DEFICIT
Balance as of December 31, 2021	119,956,826	$11,996	$1,384,907	$(107,503)	$(2,578,180)	$(1,288,780)
Imputed interests of year 2022	-	-	82,583	-	-	82,583
Net loss	-	-	-	-	(1,253,608)	(1,253,608)
Accumulated other comprehensive income	-	-	-	183,783	-	183,783
Balance as of December 31, 2022	119,956,826	$11,996	$1,467,490	$76,280	$(3,831,788)	$(2,276,022)
Additional paid in capital of August 2019 that reclassified from other payables	-	-	1,676	-	-	1,676
Net loss	-	-	-	-	(907,126)	(907,126)
Accumulated other comprehensive income	-	-	-	49,683	-	49,683
Balance as of December 31, 2023	119,956,826	$11,996	$1,469,166	$125,963	$(4,738,914)	$(3,131,789)

See accompanying notes to consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”)

	For the year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(907,126)	$(1,253,608)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest expense	-	82,583
Depreciation	1,124	10,200

Changes in operating assets and liabilities:
Deposit, prepayments, and other receivables	13,208	15,488
Accounts payable	(6,545)	(5,904)
Accrual and other payable	(185,561)	133,531
Receipts in advance	(43,929)	48,664
Deferred revenue	(2,771)	(102,326)
Income tax payable	1,745	(25,255)
Operating lease right-of-use assets	181,520	169,464
Operating lease right-of-use assets, related party	21,603	-
Operating lease liabilities	(156,015)	(198,529)
Operating lease liabilities, related party	(21,603)	-
Net cash used in operating activities	(1,104,350)	(1,125,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	-	312,348
Funds advanced from related parties	937,934	695,276
Repayment to director	347	-
Net cash provided by financing activities	938,281	1,007,624

Effect of exchange rate changes on cash and cash equivalents	(22,369)	13,929

Net change in cash and cash equivalents	(188,438)	(104,139)
Cash and cash equivalents, beginning of year	454,980	559,119
CASH AND CASH EQUIVALENTS, END OF YEAR	$266,542	$454,980

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$25,927
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset exchanged for lease liability	$42,438	$-

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On July 20, 2018, Changsha Ezagoo Technology Limited, the Hong Kong Company, also referred to herein as “CETL”, entered into and consummated an agreement with Beijing Ezagoo Industrial Development Group Holding Limited (formerly known as Beijing Ezagoo Shopping Holding Limited), also referred to herein as “BEID” (instead of “BESH”), and Ruiyin (Shenzhen) Financial Leasing Limited, also referred to herein as “RFLL”, whereas CETL has the option to purchase all of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited herein as “BEZL” (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), a Chinese, “PRC” Company, from RFLL and BEID (formerly known as BESH). These equity interests would make up 100% of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is considered to be a variable interest entity, also referred to herein as a “VIE”, to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company.

On July 20, 2018, CETL entered into and consummated an agreement with BEID (formerly known as BESH) and RFLL whereas BEID (formerly known as BESH) and RFLL have given CETL the right to appoint management of CETL to act as proxy to existing shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). This gives management of CETL the ability to conduct and control company affairs of Beijing Ezagoo Zhicheng Internet Technology Limited herein as “BEZL” (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). Actions which management of CETL may be able to carry out include, but are not limited to, exercising voting rights as proxy of the existing shareholder(s), appointing new directors, hiring new management, and carrying out corporate actions.

On July 20, 2018, CETL entered into and consummated an agreement with BEID (formerly known as BESH) and RFLL whereas BEID (formerly known as BESH) and RFLL have engaged CETL to provide management, financial, and other business services to Beijing Ezagoo Zhicheng Internet Technology Limited herein as “BEZL” (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). CETL is to be compensated with 100% of all profits generated by Hunan Ezagoo Zhicheng Internet Technology Limited. This Agreement is effective as of July 20, 2018 and will continue in effect for a period of ten (10) years (the “Initial Term”), and for succeeding periods of the same duration (each, “Subsequent Term”), until terminated by one of the following means either during the Initial Term or thereafter: Mutual Consent, Termination by CETL, Breach or Insolvency. Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is considered to be a variable interest entity to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company.

On July 20, 2018, CETL entered into and consummated an agreement with BEID (formerly known as BESH) and RFLL whereas BEID (formerly known as BESH) and RFLL have pledged their equity interests in Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited), to CETL. More information regarding this agreement can be found in exhibit 10.4, titled, “Equity Pledge Agreement.”

On July 20, 2018, CETL entered into a loan agreement with BEID (formerly known as BESH) and RFLL wherein CETL will loan the amount of approximately CNY$100,000 (Chinese Yuan) to BESH and RFLL, all of which shall be used for the benefit of Beijing Ezagoo Zhicheng Internet Technology Limited herein as “BEZL” (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). The total amount of the loan is due on, or before, December 31, 2018.

Beijing Ezagoo Zhicheng Internet Technology Limited herein as “BEZL” (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is the Company through which we operate, and which shares our business plan to provide video advertising on buses & the Mobile APP.

On July 31, 2018 Xin Yang was appointed Chief Financial Officer of the Company.

On January 18, 2021, RFLL, one of the Equity owners of BEZL, had transferred their 20% equity of BEZL, including the rights and duties of the five agreements mentioned above that CETL entered and consummated with BEID and them, were transferred to and inherited by, Hunan Wangcheng Xingyi Industrial Development Co., Ltd. (herein as “WCXYID”, which the Company is 100% owned by Mr. Tan, Xiaohao). Therefore, on January 18, 2021, CETL entered and consummated the Call Option Agreement Amendment No.1 (exhibit 10.1A) with BEID and WCXYID, the Shareholder Voting Rights Proxy Agreement Amendment No.1 (exhibit 10.2A) with BEID and WCXYID, the Management Services Agreement Amendment No.1 (exhibit 10.3A) with BEZL, the Equity Pledge Agreement Amendment No.1 (exhibit 10.4A) with BEID and WCXYID, and the Loan Agreement Amendment No.1 (exhibit 10.5A) with BEID and WCXYID.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

As of December 31, 2023, the Company suffered an accumulated deficit of $4,738,914 and operated a net loss of $907,126. The continuation of the Company as a going concern through December 31, 2023 is dependent upon improving the profitability and the fund support is provided by the company’s CEO, Tan Xiaohao, who is the largest shareholder of the company. The Amount due to director is payable to Tan Xiaohao. The Amount due to related party J is also the largest payable related party, which is also a holding company of Tan Xiaohao. Because we believe that Tan Xiaohao has the ability to provide financial support. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2023	2022
Period-end RMB: US$1 exchange rate	7.10	6.91
Period-average RMB: US$1 exchange rate	7.08	6.73
Period-end HK$: US$1 exchange rate	7.81	7.81
Period-average HK$: US$1 exchange rate	7.83	7.83

● Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

● Account receivable

Account receivable are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

● Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

	a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
	b.	The entity can identify each party’s rights regarding the services to be transferred.
	c.	The entity can identify the payment terms for the services to be transferred.
	d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
	e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

	a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
	b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the provided service and delivered goods of the Customer according to the contract terms.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	Determine the transaction price;

	a.	For the e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the years ended December 31, 2023 and 2022.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

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

During the year 2023, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”), and providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income”, that the Company only generated income till March 2023 now, as the Customer is updating they’re products line since April 2023 and they plan to launch their new products during January 2024).

● Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, production costs of short video advertisement, the operating salaries for the staffs who running the ZCZX and LSM, and online cloud and database expenses for e-commerce storage use on ZCZX and LSM.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income for the years ended December 31, 2023 and 2022. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

4. PROPERTY, PLANT AND EQUIPMENT

	As of December 31,
	2023	2022
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(42,332)	(41,208)
Property, plant and equipment, net	$-	$1,124

Depreciation expense, classified as operating expenses, was $1,124 and $10,200 for the twelve months ended December 31, 2023 and 2022, respectively.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. AMOUNT DUE FROM RELATED PARTIES

	As of December 31,
	2023	2022
Related party I	$141	$-
Related party Q	-	686
Total amount due from related parties	$141	$686

The related party I, Hunan Bright Lionrock Mountain Resort Limited. It’s owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited, and related party G, Hunan Kuaile Motors Camping Site Investment Development Ltd. with equity of 80% and 20%, respectively. As of December 31, 2023 and 2022, the amount due from them are $141 and $0, respectively. It was rent deposit to the related party with the lease period ended August 1, 2024.

The amount due from related party Q, Grand Progressive Holdings Limited, is 100% owns by GP Brightlight Foundation (that is 100% owns by Mr. Xiaohao Tan), and it’s also a shareholder of the Company. As of December 31, 2023 and 2022, the amount due from them are $0 and $686, respectively.

6. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of December 31,
	2023	2022
Prepayments	$28,763	$43,066

Total deposits, prepayments and other receivables	$28,763	$43,066

As of December 31, 2023, the balance $28,763 represented outstanding prepaid expenses which included consultancy expenses, and related costs. As of December 31, 2022, the balance $43,066 represented an outstanding prepayment which included rent prepayment, and related costs.

7. ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	As of December 31,
	2023	2022
Accounts payable	$13,527	$20,594

Total	$13,527	$20,594

As of December 31, 2023 and 2022, our accounts payable were $13,527 and $20,594, respectively, that mainly payables to ZXZC’s e-commence vendors.

8. ACCRUAL, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrual, other payable and deposits received consisted of the following:

	As of December 31,
	2023	2022

Accrual	$39,374	$32,424
Other payable	78,108	277,283
Deposits received from customers	55,236	101,704

Total other payable and accrued liabilities	$172,718	$411,411

Accrual includes the audit fee & other accrued expenses. Other payable include the PRC taxes payable and salaries payable. Deposits received from customers are advertisement service and e-commerce trading fee paid in advance by customers.

9. DEFERRED REVENUE

	As of December 31,
	2023	2022
Deferred revenue	$-	$2,837

Total deferred revenue	$-	$2,837

As of December 31, 2023 and 2022, our deferred revenue are $0 and $2,837, respectively.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. AMOUNT DUE TO DIRECTOR

For the years ended December 31, 2023 and 2022, a director of the Company advanced $27,577 and $27,584 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

11. AMOUNT DUE TO RELATED PARTIES

	As of December 31,
	2023	2022
Amount due to related party B	$354,921	$215,520
Amount due to related party C	22,712	23,330
Amount due to related party D	520,747	242,630
Amount due to related party E	123,496	124,850
Amount due to related party G	255,358	262,309
Amount due to related party H	-	7,486
Amount due to related party I	-	2,461
Amount due to related party J	1,265,159	772,898
Amount due to related party K	38,044	39,079
Amount due to related party L	20,893	20,893
Amount due to related party M	336,840	345,049
Amount due to related party N	130,326	135,321
Amount due to related party O	115,540	118,684
Amount due to related party P	31,450	32,306
Total	$3,215,486	$2,342,816

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. which is used be 100% owned by Chengfu Tan till April 7, 2023, who is Xiaohao Tan’s father, and is now 100% owns by their legal representative, Mr. Hui Du, but it’s still significant influence by the Company as of the date of this Report. For the years ended December 31, 2023 and 2022, related party B advanced $354,921 and $215,520 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of related party E, related party K and related party O. For the years ended December 31, 2023 and 2022, related party C advanced $22,712 and $23,330 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G, Kuaile Motors Camping Site Investment Development Limited. For the years ended December 31, 2023 and 2022, related party D advanced $520,747 and $242,630 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, its Legal Company Representative is Ms. Weihong Wan. For the years ended December 31, 2023 and 2022, related party E advanced $123,496 and $124,850 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owns 86.95% and 8% of its equity, respectively. For the years ended December 31, 2023 and 2022, related party G advanced $255,358 and $262,309 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H is Hunan Yijiaren Hotel Limited that is ceased on December 13, 2023, it’s owns 90% and 10% by related party J and Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan, respectively. For the years ended December 31, 2023 and 2022, related party H advanced $0 and $7,486 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party I is Hunan Bright Lionrock Mountain Resort Limited. It’s owns by related party J and related party G with equity of 80% and 20%, respectively. For the years ended December 31, 2023 and 2022, the Company had rental expenses of $0 and $2,461 that due to related party I, respectively.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N, and Mr. Xiaohao Tan with equity of 71.85% and 21.42%, respectively. For the years ended December 31, 2023 and 2022, related party J advanced $1,265,159 and $772,898 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. For the years ended December 31, 2023 and 2022, related party K advanced $38,044 and $39,079 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owns by Mr. Xiaohao Tan. For the years ended December 31, 2023 and 2022, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owns by Mr. Xiaohao Tan. As of December 31, 2023 and 2022, the Company has $336,840 and $345,049 previous years’ advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owns by Mr. Xiaohao Tan. As of December 31, 2023 and 2022, related party N advanced $130,326 and $135,321 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Changsha Little Penguin Culture Communication Co., Limited (formerly known as Hunan Little Penguin Culture Communication Co., Limited), which 95% and 5% of its equity is owns by related party J and Mr. Xiaohao Tan, respectively. As of December 31, 2023 and 2022, related party N advanced $115,540 and $118,684 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owns by Mr. Hui Du, the sole owner of related party B, instead of related party J since November 1, 2023, but it’s still significant influence by the Company as of the date of this Report. As of December 31, 2023 and 2022, related party P advanced $31,450 and $32,306 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Disclosure of related parties’ transactions	For the year ended December 31,
	2023	2022
Imputed interest expenses to director	$-	$1,222
Imputed interest expenses to related parties	-	85,431
Imputed interest income from related parties	-	(4,070)
Total imputed interest expenses, net	$-	$82,583
Commission income, related parties	$-	$9
Cost of revenue, related parties	$-	$5,334
Office rental fee	$24,032	$2,527

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES

For the years ended December 31, 2023 and 2022, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	For the year ended December 31,
	2023		2022
Tax jurisdictions from:	$		$
- Local		(135,274)		(62,192)
- Foreign, representing
Seychelles		-		-
Hong Kong		(78)		(3,848)
China		(771,774)		(1,182,989)

Income (loss) before income tax		$(907,126)		$(1,249,029)

The provision for income taxes consisted of the following:

	For the year ended December 31,
	2023		2022
Current:	$		$
- Local		-		4,579
- Foreign		-		-

Deferred:
- Local		-		-
- Foreign		-		-

Income tax expense		$-		$4,579

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the year ended December 31,
	2023	2022
Statutory tax rate:	21.0%	21.0%
Change in income tax valuation allowance	(21.5)%	(28.4)%

Effective tax rate	(0.5)%	(7.4)%

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

The Tax Cut and Jobs Act (TCJA) enacted in late 2017 added rules that require the US parent company to include in income certain low taxed income. The company is subject to the these so called GILTI (Global Intangible Low-taxed Income) rules due to their presence in the China, Hong Kong and the Seychelles. The GILTI tax has been properly reflected in their tax provision calculation for the year ended December 31, 2023.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Seychelles

Under the current laws of the Seychelles, Ezagoo Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

Hong Kong

From the year of assessment of 2018/19 onwards, Hong Kong profit tax rate are 8.25% on assessable profits up to HK$2,000,000 (approximately $255,428), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended December 31, 2023 and 2022, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

People’s Republic of China

Changsha Ezagoo Technology Limited, Beijing Ezagoo Zhicheng Internet Technology Limited and its Changsha Branch company are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the years ended December 31, 2023 and 2022, the Company did not have any assessable profits arising in or derived from PRC, therefore no provision for PRC income tax was made in the year.

	As of December 31,
	2023		2022
Deferred tax assets:	$		$
Net operating loss carryforwards
– United States of America		41,421		13,060
– Hong Kong		(4,282)		4,821
– The PRC		1,036,117		889,891
		1,073,256		907,772
Less: valuation allowance		(1,073,256)		(907,722)
Deferred tax assets		$-		$-

13. OPERATING LEASE

The Company has three operating lease agreement for the office space, the first one is in Changsha, Hunan China with remaining lease term of 2 years, the second is in Beijing China with remaining lease term of 1 year, the third is in Changsha, Hunan China with remaining lease term of 0.58 year. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Changsha office rent, related party	Dec 31, 2024	2 years	1 year
2nd Beijing office rent, related party	Dec 31, 2024	1 year	1 year
3rd Changsha office rent, related party	Aug 1, 2024	1 year	0.58 year

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For the years ended December 31, 2023 and 2022, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

	As of December 31,
	2023	2022
Lease Cost (included in general and administration in the Company’s audited statement of operations)
Operating lease cost, related party	$21,735	$-
Operating lease cost, non-related party	157,444	180,579
	$179,179	$180,579

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year, related party	$22,194	$-
Cash paid for amounts included in the measurement of lease liabilities for the year, non-related party	155,643	185,835
	$177,837	$185,835
Weighted average remaining lease term, related party (in years)	1.00	-
Weighted average remaining lease term, non-related party (in years)	-	0.92
Average discount rate – operating leases	4.35%	4.35%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases
Operating right-of-use assets, related party	$21,603	$-
Operating right-of-use assets, non-related party	-	181,520
Total operating right-of-use assets	$21,603	$181,520

Operating lease liabilities, related party - current portion	$21,603	$-
Operating lease liabilities, non-related party - current portion	-	156,015
Operating lease liabilities, related party - non-current portion	-	-
Operating lease liabilities, non-related party - non-current portion	-	-
Total operating lease liabilities	$21,603	$156,015

Maturities of the Company’s lease liabilities are as follows:

Period ending December 31,
2024	$22,115
Total lease payments	22,115
Less: Imputed interest/present value discount	(512)
Present value of lease liabilities	$21,603

Lease expenses were $179,179 and $180,579 during the year ended December 31, 2023 and 2022, respectively.

14. COMMON STOCK

As of December 31, 2023 and 2022, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

15. ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of December 31, 2023 and 2022, the Company has a total additional paid-in capital - capital contribution balance of $1,469,166 and $1,467,490, respectively.

16. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially the Company to concentrations of credit risk, consist primarily of cash. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high-quality insured financial institutions. However, cash balances in excess of Chinese government (Deposit insurance regulations, effective from May 1, 2015) insured limit of RMB500,000 (approximately of $70,451) are at risk. As of December 31, 2023 and 2022, the Company had cash and cash equivalents of $266,542 and $454,980, with $9,814 and $65,322 was not insured, respectively. The cash that not insured are deposits in non-traditional bank accounts or financial institutions.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to April 8, 2024, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than the above.

