Form 10-Q
period 2024-03-31
Ezagoo Ltd
filed 2024-05-15
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2024
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2024	December 31, 2023
		(Reclassified)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249,853	$266,542
Amount due from the related party	138	141
Deposits, prepayments and other receivables	38,607	28,763
Income tax receivables	2,073	2,073
Total current assets	290,671	297,519

NON-CURRENT ASSETS
Right-of-use assets	16,012	21,603
Total non-current assets	16,012	21,603

TOTAL ASSETS	$306,683	$319,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,532	$13,527
Accrual, other payables and deposits received	136,729	172,718
Amounts due to the related parties	3,306,366	3,243,063
Lease liabilities	22,693	21,603
Total current liabilities	3,476,320	3,450,911

TOTAL LIABILITIES	$3,476,320	$3,450,911

STOCKHOLDERS’ DEFICIT
Preferred stocks, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	$-	$-
Common stocks, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11,996	11,996
Additional paid-in capital	1,469,166	1,469,166
Accumulated other comprehensive income	182,780	125,963
Accumulated deficit	(4,833,579)	(4,738,914)
TOTAL STOCKHOLDERS’ DEFICIT	(3,169,637)	(3,131,789)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$306,683	$319,122

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2024	2023
		(Reclassified)
REVENUES	$43,516	$76,236

COSTS OF REVENUES	(37,461)	(65,117)

GROSS PROFIT	6,055	11,119

OPERATING EXPENSES
Sales and marketing expenses	(34,400)	(19,980)
General and administrative expenses	(101,826)	(215,453)
TOTAL OPERATING EXPENSE	(136,226)	(235,433)

OPERATING LOSS	(130,171)	(224,314)

OTHER INCOME (EXPENSES)
Other income	35,507	56
Other expenses	(1)	(5)
Imputed interest expenses, net	-	(27,489)
TOTAL OTHER INCOME (EXPENSES), NET	35,506	(27,438)

LOSS BEFORE INCOME TAX	(94,665)	(251,752)

INCOME TAX EXPENSES	-	-

NET LOSS	$(94,665)	$(251,752)

Other comprehensive income (loss)
Foreign exchange adjustment income (loss)	56,817	(12,744)
COMPREHENSIVE LOSS	$(37,848)	$(264,496)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended March 31, 2024

	COMMON STOCKS			ACCUMULATED
	NUMBERS OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICT
Balance as of January 1, 2024 (Audited)	119,956,826	$11,996	$1,469,166	$125,963	$(4,738,914)	$(3,131,789)
Net loss	-	-	-	-	(94,665)	(94,665)
Other comprehensive loss	-	-	-	56,817	-	56,817
Balance as of March 31, 2024 (Unaudited)	119,956,826	$11,996	$1,469,166	$182,780	$(4,833,579)	$(3,169,637)

For the three months ended March 31, 2023

	COMMON STOCKS			ACCUMULATED
	NUMBERS OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICT
Balance as of January 1, 2023 (Audited)	119,956,826	$11,996	$1,467,490	$76,280	$(3,831,788)	$(2,276,022)
Imputed interest expenses	-	-	27,489	-	-	27,489
Net loss	-	-	-	-	(251,752)	(251,752)
Other comprehensive loss	-	-	-	(12,744)	-	(12,744)
Balance as of March 31, 2023 (Unaudited)	119,956,826	$11,996	$1,494,979	$63,536	$(4,083,540)	$(2,513,029)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,665)	$(251,752)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	-	2,507
Imputed interests, net	-	27,489

Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	(10,402)	33,643
Accounts payable	(2,782)	(9,443)
Accrual and other payables	(33,545)	(62,317)
Receipts in advance	(361)	(45,681)
Income tax payables	-	1,803
Right-of-use assets	(5,591)	48,551
Lease liabilities	(1,090)	(30,488)
Net cash used in operating activities	(148,436)	(285,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced from the related parties, net	128,403	297,698
Funds advanced from (repayments to) a director, net	3,742	(3,933)
Net cash provided by financing activities	132,145	293,765

Effect of exchange rate changes on cash and cash equivalents	(398)	529

Net change in cash and cash equivalents	(16,689)	8,606
Cash and cash equivalents, beginning of period	266,542	454,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$249,853	$463,586

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITY
Right-of-use assets obtained in exchange for lease liabilities	$-	$43,693

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

On July 20, 2018, Changsha Ezagoo Technology Limited, the Hong Kong Company, also referred to herein as “CETL”, entered into and consummated an agreement with Beijing Ezagoo Shopping Holding Limited, also referred to herein as “BESH”, and Ruiyin (Shenzhen) Financial Leasing Limited, also referred to herein as “RFLL”, whereas CETL has the option to purchase all of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited, a Chinese, “PRC” Company, from RFLL and BESH. These equity interests would make up 100% of the equity interests of Beijing Ezagoo Zhicheng Internet Technology Limited. Beijing Ezagoo Zhicheng Internet Technology Limited is considered to be a variable interest entity, also referred to herein as a “VIE”, to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.1, titled, “Call Option Agreement” on the Form S-1 Amendment No.3, filed on May 3, 2019.

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have given CETL the right to appoint management of CETL to act as proxy to existing shareholders of Beijing Ezagoo Zhicheng Internet Technology Limited. This gives management of CETL the ability to conduct and control company affairs of Beijing Ezagoo Zhicheng Internet Technology Limited. Actions which management of CETL may be able to carry out include, but are not limited to, exercising voting rights as proxy of the existing shareholder(s), appointing new directors, hiring new management, and carrying out corporate actions. More information regarding this agreement can be found in exhibit 10.2, titled, “Shareholder’ Voting Rights Proxy Agreement” on the Form S-1 Amendment No.3, filed on May 3, 2019.

On July 20, 2018 CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have engaged CETL to provide management, financial, and other business services to Beijing Ezagoo Zhicheng Internet Technology Limited (formerly named as Hunan Ezagoo Zhicheng Internet Technology Limited that change the company name on December 2, 2020). CETL is to be compensated with 100% of all profits generated by Beijing Ezagoo Zhicheng Internet Technology Limited. This Agreement is effective as of July 20, 2018 and will continue in effect for a period of ten (10) years (the “Initial Term”), and for succeeding periods of the same duration (each, “Subsequent Term”), until terminated by one of the following means either during the Initial Term or thereafter: Mutual Consent, Termination by CETL, Breach or Insolvency. Beijing Ezagoo Zhicheng Internet Technology Limited is considered to be a variable interest entity to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company. More information regarding this agreement can be found in exhibit 10.3, titled, “Management Services Agreement” on the Form S-1 Amendment No.3, filed on May 3, 2019.

On July 20, 2018, CETL entered into and consummated an agreement with BESH and RFLL whereas BESH and RFLL have pledged their equity interests in Beijing Ezagoo Zhicheng Internet Technology Limited, to CETL. More information regarding this agreement can be found in exhibit 10.4, titled, “Equity Pledge Agreement” on the Form S-1 Amendment No.3, filed on May 3, 2019.

On July 20, 2018, CETL entered into a loan agreement with BESH and RFLL wherein CETL will loan the amount of approximately CNY$100,000 (Chinese Yuan) to BESH and RFLL, all of which shall be used for the benefit of Beijing Ezagoo Zhicheng Internet Technology Limited. The total amount of the loan is due on, or before, December 31, 2018. More information regarding this agreement can be found in exhibit 10.5, titled, “Loan Agreement” on the Form S-1 Amendment No.3, filed on May 3, 2019.

On July 31, 2018, Xin Yang was appointed Chief Financial Officer of the Company.

On January 18, 2021, RFLL, one of the Equity owners of BEZL, had transferred their 20% equity of BEZL, including the rights and duties of the five agreements mentioned above that CETL entered and consummated with BEID and them, were transferred to and inherited by, Hunan Wangcheng Xingyi Industrial Development Co., Ltd. (herein as “WCXYID”, which the Company is 100% owned by Mr. Tan, Xiaohao). Therefore, on January 18, 2021, CETL entered and consummated the Call Option Agreement Amendment No.1 (exhibit 10.1A, that can be found on the Form 10-K for the year ended December 31, 2023, filed on April 8, 2024) with BEID and WCXYID, the Shareholder Voting Rights Proxy Agreement Amendment No.1 (exhibit 10.2A, that can be found on the Form 10-K for the year ended December 31, 2023, filed on April 8, 2024) with BEID and WCXYID, the Management Services Agreement Amendment No.1 (exhibit 10.3A, hat can be found on the Form 10-K for the year ended December 31, 2023, filed on April 8, 2024) with BEZL, the Equity Pledge Agreement Amendment No.1 (exhibit 10.4A, that can be found on the Form 10-K for the year ended December 31, 2023, filed on April 8, 2024) with BEID and WCXYID, and the Loan Agreement Amendment No.1 (exhibit 10.5A, that can be found on the Form 10-K for the year ended December 31, 2023, filed on April 8, 2024) with BEID and WCXYID.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of March 31, 2024, the Company had working capital deficit of $3,185,649 and accumulated deficit of $4,833,579, and had incurred a net loss of $94,665 and negative operating cashflows of $148,436 for the three months ended March 31, 2024. The continuation of the Company as a going concern through March 31, 2024 is dependent upon improving profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2024	2023
Period-end RMB: US$1 exchange rate	7.22	7.10
Period-average RMB: US$1 exchange rate	7.17	7.08
Period-end HK$: US$1 exchange rate	7.83	7.81
Period-average HK$: US$1 exchange rate	7.82	7.83

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

● Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property and equipment are as follows:

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

The Company has assessed its contracts and concluded that its leases consist of only operating leases. Operating leases are included in right-of-use (ROU) assets, current portion of lease liabilities, and non-current portion of lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

● Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
b.	The entity can identify each party’s rights regarding the services to be transferred.
c.	The entity can identify the payment terms for the services to be transferred.
d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the provided service and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

a.	For the e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the periods ended March 31, 2024 and 2023.
b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

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

During the period ended March 31, 2024, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income” since September 2022), providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022), and providing service of travel planning to customer (“service income” since March 2024).

● Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, the operating salaries for the staffs who running the ZCZX and LSM, and the service of travel planning.

● Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interests were $0 and $27,489 for the periods ended March 31, 2024 and 2023, respectively.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income and service income for the periods ended March 31, 2024 and 2023. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

● Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2024 and 2023 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

● Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. This standard requires more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025.

Recently issued ASUs by the FASB, except for the ones mentioned above, are not expected to have a significant impact on the Company’s consolidated results of operations or financial position. Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows, or disclosures.

NOTE 4 - PROPERTY AND EQUIPMENT

	March 31, 2024	December 31, 2023
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(42,332)	(42,332)
Property and equipment, net	$-	$-

Depreciation expense, classified as operating expenses, was $0 and $2,507 for the three months ended March 31, 2024 and 2023, respectively.

Accumulated depreciation as of March 31, 2024 and December 31, 2023 were $42,332 and $42,332, respectively. All the office equipment had fully depreciated at April 2023. Hence, the residual value of them were zero since then.

NOTE 5 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	March 31, 2024	December 31, 2023
Deposits, prepayments and other receivables	$38,607	$28,763
Total deposits, prepayments and other receivables	$38,607	$28,763

As of March 31, 2024 and December 31, 2023, the balance of $38,607 and $28,763 were represented the outstanding prepayments which included long-term prepayments of consultancy fee, and other costs’ prepayments of the subscription fees for Weibom Applications (ZXZC and LSM).

NOTE 6 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	March 31, 2024	December 31, 2023
Accounts payable	$10,532	$13,527
Total accounts payable	$10,532	$13,527

As of March 31, 2024 and December 31, 2023, our accounts payable of $10,532 and $13,527 were ZCZX’s e-commence costs payables to vendors, respectively.

NOTE 7 – ACCRUED EXPENSES, OTHER PAYABLES AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	March 31, 2024	December 31, 2023
Accrued expenses	$34,874	$39,374
Other payables	47,921	78,108
Deposits received from customers	53,934	55,236
Total	$136,729	$172,718

Accrued expenses include the quarterly review fee & other accrued expenses. Other payables include the salaries payables. Deposits received from customers include the advertisement service fee and the e-commerce trading fee paid in advance by customers.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – RELATED PARTIES

Amount due from the related party consisted of the following:

	March 31, 2024	December 31, 2023
Related party I	$138	$141
Total amount due from the related party	$138	$141

Related party I, Hunan Bright Lionrock Mountain Resort Limited, is owned by related party J, Beijing Ezagoo Industrial Development Group Holding Limited, and related party G, Hunan Kuaile Motors Camping Site Investment Development Ltd. with equity of 80% and 20%, respectively. As of March 31, 2024, and December 31, 2023, the amount of $138 and $141 due from the related party I, respectively. It was rent deposit to the related party with the lease period ended August 1, 2024.

Amount due to the related parties consisted of the following:

	March 31, 2024	December 31, 2023
		(Reclassified)
Related party A	$30,932	$27,577
Related party B	348,870	354,921
Related party C	22,325	22,712
Related party D	512,038	520,747
Related party E	3,407	123,496
Related party G	251,004	255,358
Related party J	1,506,733	1,265,159
Related party K	37,395	38,044
Related party L	20,893	20,893
Related party M	331,096	336,840
Related party N	128,104	130,326
Related party O	113,569	115,540
Related party P	-	31,450
Total amount due to the related parties	$3,306,366	$3,243,063

Related Party A, Mr. Xiaohao Tan, the director of the Company. As of March 31, 2024, and December 31, 2023, advanced $30,932 and $27,577 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. which is 100% owned by their legal representative, Mr. Hui Du, but it’s still significant influence by the Company as of the date of this Report. As of March 31, 2024, and December 31, 2023, related party B advanced $348,870 and $354,921 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of related party E, related party K and related party O. As of March 31, 2024, and December 31, 2023, related party C advanced $22,325 and $22,712 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G. As of March 31, 2024, and December 31, 2023, related party D advanced $512,038 and $520,747 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, its Legal Company Representative is Ms. Weihong Wan. As of March 31, 2024, and December 31, 2023, related party E advanced $3,407 and $123,496 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owned 86.95% and 8% of its equity, respectively. As of March 31, 2024, and December 31, 2023, related party G advanced $251,004 and $255,358 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N and Mr. Xiaohao Tan with equity of 71.85% and 21.42%, respectively. As of March 31, 2024, and December 31, 2023, related party J advanced $1,506,733 and $1,265,159 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Ms. Weihong Wan is the Legal Company Representative of related party K. As of March 31, 2024, and December 31, 2023, related party K advanced $37,395 and $38,044 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owned by Mr. Xiaohao Tan. As of March 31, 2024, and December 31, 2023, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiaohao Tan. As of March 31, 2024, and December 31, 2023, the Company has $331,096 and $336,840 previous years’ advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owned by Mr. Xiaohao Tan. As of March 31, 2024, and December 31, 2023, related party N advanced $128,104 and $130,326 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Changsha Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owned by related party J and Mr. Xiaohao Tan, respectively. As of March 31, 2024, and December 31, 2023, related party N advanced $113,569 and $115,540 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owned by Mr. Hui Du, the sole owner of related party B, but it’s still significant influence by the Company as of the date of this Report. As of March 31, 2024, and December 31, 2023, related party P advanced $0 and $31,450 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

The related parties’ transactions are shown as following

	Three months ended March 31,
	2024	2023
Imputed interest expenses to director	$-	$297
Imputed interest expenses to related parties	-	27,199
Imputed interest income from related parties	-	(7)
Total imputed interest expenses, net	$-	$27,489
Office rental fees	$6,725	$7,050

NOTE 9 - LEASE

As of March 31, 2024, the Company has three separates lease agreements for the three office spaces in PRC with remaining lease terms of from 4 months to 9 months

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Changsha office rent, related party	Dec 31, 2024	2 years	0.75 year
2nd Beijing office rent, related party	Dec 31, 2024	1 year	0.75 year
3rd Changsha office rent, related party	Aug 1, 2024	1 year	0.33 year

A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The components of lease expense and supplemental cash flow information related to leases are as following:

	Three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Leases Cost (included in general and administration in the Company’s unaudited condensed statement of operations)
Leases cost, related parties	$6,725	$4,171
Leases cost, non-related parties	-	44,380
Total lease cost	$6,725	$48,551

Other Information
Cash paid for the amounts included in the measurement of lease liabilities, related parties	$-	$-
Cash paid for the amounts included in the measurement of lease liabilities, non-related parties	$-	$30,448
Weighted average remaining lease term, related party (in years)	0.75	-
Weighted average remaining lease term, non-related party (in years)	-	0.67
Average discount rate – operating leases	4.35%	4.35%

The supplemental balance sheet information related to leases is as following:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Leases
Right-of-use assets, related parties	$16,012	$21,603
Total Right-of-use assets	$16,012	$21,603

Lease liabilities - current portion, related parties	$22,693	$21,603
Total lease liabilities	$22,693	$21,603

Maturities of the Company’s lease liabilities are as following:

Period ending March 31,
2024	$22,985
2025	-
Total lease payments	22,985
Less: Imputed interest/present value discount	(292)
Present value of lease liabilities	$22,693

Lease expenses were $6,725 and $48,551 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 10 – COMMON STOCK

As of March 31, 2024 and December 31, 2023, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL

As of March 31, 2024 and December 31, 2023, the Company has a total additional paid-in capital - capital contribution balance of $1,469,166 and $1,469,166, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 15, 2024, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on April 8, 2024 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. During the period ended March 31, 2024, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income” since September 2022), providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022), and providing service of travel planning to customer (“service income” since March 2024).

Results of Operation

For the three months ended March 31, 2024 compared with the three and three months ended March 31, 2023

Revenue

	Three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
REVENUES	$	$
Trading income of e-commerce business	25,839	27,562
Commission income of e-commerce business	13,464	48,674
Service income of travel planning	4,213	-
TOTAL REVENUES	$43,516	$76,236

For the three months ended March 31, 2024, the Company generated revenue of $43,516, as compared to revenue of $76,236 for the three months ended March 31, 2023, reflecting a decrease of 32,720. Such decrease in revenues was mainly reflected in less commission income that was generated from LSM as its sales order decreased. And we’ll focus on the operation of the ZCZX and LSM WeChat applications.

Costs of Revenues

Cost of revenues is comprised of costs of goods sold and sales commission, salaries and related costs.

●	Costs of goods sold and sales commission expenses of $29,024 and $25,628 for the three months ended March 31, 2024 and 2023, which for the e-commerce trading of health and beauty products in ZCZX WeChat application.

●	Salaries and related costs of $8,437 and $39,489 for the three months ended March 31, 2024 and 2023, respectively, which are the compensation expenses for technical employees responsible for R&D, depreciation of computer, software’s and online database expenses related to ZCZX & LSM WeChat applications.

2

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main component of our sales and marketing expenses of $34,400 and $19,980 for the three months ended March 31, 2024 and 2023, respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;

●	The main component of our general and administrative expenses of $101,826 and $215,453 for the three months ended March 31, 2024 and 2023, respectively, are:

a.	Compensation expenses for employees in finance, human resources, and other administrative support functions;

b.	Professional services fees, including audit and consulting fee.

c.	Office expenses, including rental and insurance fee.

Net Loss

The net loss was $94,665 for the three months ended March 31, 2024, as compared to net loss of $251,752 for the three months ended March 31, 2023, reflecting an increasing of 157,087. Such increasing in net loss was mainly reflected the operating expenses are in control by the Company during the periods ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2024, we had working capital deficit of $3,185,649 as compared to working capital deficit of $3,153,392 as of December 31, 2023, reflecting an increase of 32,257. Such increasing in working capital deficit was mainly reflected in the funds advanced from related parties for operating use. The Company’s net loss of $94,665 and $251,752 for the three months ended March 31, 2024 and 2023, respectively.

Cash Flow from Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $148,436, compared to net cash used in operating activities of $285,688 for the three months ended March 31, 2023, reflecting a decrease of $137,252 in cash outflows. Such decreasing was mainly reflected in significant less accounts payable, other payables and customers advances during the periods ended March 31, 2024.

Cash Flow from Investing Activities

For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $0 and $0, respectively.

Cash Flow from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $132,145, as compared to net cash provided by financial activities of $293,765 for the three months ended March 31, 2023, reflecting a decrease of $161,620 in cash inflows. Such decreasing was mainly reflected in significant less funds advances from the related parties for operating use during the periods ended March 31, 2024.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have three lease agreements in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of March 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: May 15, 2024

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6