Form 10-Q
period 2024-09-30
Ezagoo Ltd
filed 2024-11-20
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2024
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF September 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2024	December 31, 2023
		(Reclassified)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,759	$266,542
Amount due from the related party	-	141
Deposits, prepayments and other receivables	33,371	28,763
Income tax receivables	2,073	2,073
Total current assets	243,203	297,519

NON-CURRENT ASSETS
Property and equipment, net	-	-
Right-of-use assets	5,551	21,603
Total non-current assets	5,551	21,603

TOTAL ASSETS	$248,754	$319,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$11,946	$13,527
Accrual, other payables and deposits received	292,807	172,718
Amounts due to the related parties	3,513,181	3,243,063
Lease liabilities	5,591	21,603
Total current liabilities	3,823,525	3,450,911
TOTAL LIABILITIES	$3,823,525	$3,450,911

STOCKHOLDERS’ DEFICIT
Preferred stocks, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	$-	$-
Common stocks, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11,996	11,996
Additional paid-in capital	1,469,166	1,469,166
Accumulated other comprehensive income	79,913	125,963
Accumulated deficit	(5,135,846)	(4,738,914)
TOTAL STOCKHOLDERS’ DEFICIT	(3,574,771)	(3,131,789

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$248,754	$319,122

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED September 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$41,477	$23,741	$105,699	$137,520

COSTS OF REVENUES	(42,854)	(60,709)	(104,404)	(201,118)

GROSS (LOSS) PROFIT	(1,377)	(36,968)	1,295	(63,598)

OPERATING EXPENSES
Sales and marketing expenses	(28,172)	(24,717)	(97,998)	(67,733)
General and administrative expenses	(115,676)	(140,513)	(335,699)	(557,242)

TOTAL OPERATING EXPENSES	(143,848)	(165,230))	(433,697)	(624,975)

OPERATING LOSS	(145,225)	(202,198)	(432,402)	(688,573)

OTHER INCOME (EXPENSES)
Other income	98	(2,195)	35,471	119
Other expenses	-	(84)	(1)	(89)
Imputed interest expenses		(30,327)		(87,087)
TOTAL OTHER INCOME (EXPENSES), NET	98	(32,606)	35,470	(87,057)

LOSS BEFORE INCOME TAX	(145,127)	(234,804)	(396,932)	(775,630)

INCOME TAX EXPENSES

NET LOSS	$(145,127)	$(234,804)	$(396,932)	$(775,630)

Other comprehensive income (loss)
Foreign exchange adjustment income	(125,630)	9,131	(46,050)	154,655
COMPREHENSIVE LOSS	$(270,757)	$(225,673)	$(442,982)	$(620,975)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	119,956,826	119,956,826	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED September 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and nine months ended September 30, 2024

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2024 (Audited)	$119,956,826	$11,996	$1,469,166	$125,963	$(4,738,914)	$(3,131,789)
Net loss	-	-	-	-	(94,665)	(94,665)
Other comprehensive income	-	-	-	56,817	-	56,817
Balance as of March 31, 2024(Unaudited)	$119,956,826	$11,996	$1,469,166	$182,780	$(4,833,579)	$(3,169,637)
Net loss	-	-	-	-	(157,140)	(157,140)
Other comprehensive income	-	-	-	22,763	-	22,763
Balance as of June 30, 2024 (Unaudited)	$119,956,826	$11,996	$1,469,166	$205,543	$(4,990,719)	$(3,304,014)
Net loss	-	-	-	-	(145,127)	(145,127)
Other comprehensive loss	-	-	-	(125,630)	-	(125,630)
Balance as of September 30, 2024(Unaudited)	$119,956,826	$11,996	$1,469,166	$79,913	$(5,135,846)	$(3,574,771)

For the three and nine months ended September 30, 2023

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2023(Audited)	$119,956,826	$11,996	$1,467,490	$76,280	$(3,831,788)	$(2,276,022)
Imputed interest expenses	-	-	27,489	-	-	27,489
Net loss	-	-	-	-	(251,752)	(251,752)
Other comprehensive loss	-	-	-	(12,744)	-	(12,744)
Balance as of March 31, 2023(Unaudited)	$119,956,826	$11,996	$1,494,979	$63,536	$(4,083,540)	$(2,513,029)
Imputed interest expenses	-	-	29,271	-	-	29,271
Net loss	-	-	-	-	(289,074)	(289,074)
Other comprehensive income	-	-	-	158,268	-	158,268
Balance as of June 30, 2023(Unaudited)	$119,956,826	$11,996	$1,524,250	$221,804	$(4,372,614)	$(2,614,564)
Imputed interest expenses	-	-	30,327	-	-	30,327
Net loss				-	(234,804)	(234,804)
Other comprehensive income	-	-	-	9,131	-	9,131
Balance as of September 30, 2023(Unaudited)	$119,956,826	$11,996	$1,554,577	$230,935	$(4,607,418)	$(2,809,910)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(396,932)	$(775,630)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,124
Imputed interests, net	-	87,087

Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	(4,181)	(3,102)
Repayment from related parties		674
Accounts payable	(1,692)	(7,761)
Accrual and other payables	120,303	(85,550)
Receipts in advance	(5,355)	(43,280)
Income tax payable	-	1,756
Right-of-use assets	(21,603)	152,711
Lease liabilities	21,603	(175,890)
Net cash used in operating activities	(287,857)	(847,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced from the related parties	224,617	673,726
Advanced from director	3,871	(6,849)
Net cash provided by financing activities	228,488	666,877

Effect of exchange rate changes on cash and cash equivalents	586	1,171

Net change in cash and cash equivalents	(58,783)	(179,813)
Cash and cash equivalents, beginning of period	266,542	454,980
CASH AND CASH EQUIVALENTS, END OF PERIOD	$207,759	$275,167
NON-CASH INVESTING AND FINANCING ACTIVITY
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$-	$42,709

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of September 30, 2024, the Company had working capital deficit of $3,580,322 and accumulated deficit of $5,135,846 and had incurred a net loss of $396,932 and total stockholders’deficit of $3,574,771 and negative operating cashflows of $ 287,857 for the nine months ended September 30, 2024. The continuation of the Company as a going concern through September 30, 2024 is dependent upon improving profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2024	2023
Period-end RMB: US$1 exchange rate	7.02	7.28
Period-average RMB: US$1 exchange rate	7.19	7.03
Period-end HK$: US$1 exchange rate	7.77	7.83
Period-average HK$: US$1 exchange rate	7.81	7.83

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

● Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

	a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
	b.	The entity can identify each party’s rights regarding the services to be transferred.
	c.	The entity can identify the payment terms for the services to be transferred.
	d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
	e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

	a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
	b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the provided service and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

	a.	For the e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the periods ended September 30, 2024 and 2023.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

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

During the period ended September 30, 2024, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income” since September 2022), providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022), and providing service of travel planning to customer (“service income” since March 2024).

● Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, the operating salaries for the staffs who running the ZCZX and LSM, and the service of travel planning.

● Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interests were $0 and $30,327 for the periods ended September 30, 2024 and 2023, respectively.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income and service income for the periods ended September 30, 2024 and 2023. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

NOTE 4 - PROPERTY AND EQUIPMENT

	September 30, 2024	December 31, 2023
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(42,332)	(42,332)
Property and equipment, net	$-	$-

Depreciation expense, classified as operating expenses, was $0 and $1,124 for the nine months ended September 30, 2024 and 2023, respectively.

Accumulated depreciation as of September 30, 2024 and December 31, 2023 were $42,332 and $42,332, respectively. All the office equipment had fully depreciated at April 2023. Due to the lack of significant expansion in the company’s business, there is no immediate need to purchase additional office equipment.Hence, the residual value of them were zero since then.

NOTE 5 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	September 30, 2024	December 31, 2023
Deposits, prepayments and other receivables	$33,371	$28,763
Total deposits, prepayments and other receivables	$33,371	$28,763

As of September 30, 2024 and December 31, 2023, the balance of $ 33,371 and $28,763 were represented the outstanding prepayments which included prepayments of consultancy fee, and other costs’ prepayments of the subscription fees for Weibom Applications (ZXZC and LSM).

NOTE 6 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$11,946	$13,527
Total accounts payable	$11,946	$13,527

As of September 30, 2024 and December 31, 2023, our accounts payable of $ 11,946 and $13,527 were ZCZX’s e-commence costs payables to vendors, respectively.

NOTE 7 – ACCRUED EXPENSES, OTHER PAYABLES AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	September 30, 2024	December 31, 2023
Accrued expenses	$6,374	$39,374
Other payables	236,103	78,108
Deposits received from customers	50,370	55,236
Total	$292,847	$172,718

Accrued expenses include the quarterly review fee & other accrued expenses. Other payables include the salaries payables. Deposits received from customers include the advertisement service fee and the e-commerce trading fee paid in advance by customers.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – RELATED PARTIES

Amount due from the related party consisted of the following:

	September 30, 2024	December 31, 2023
Related party I	$-	$141
Total amount due from the related party	$-	$141

Related party I, Hunan Bright Lionrock Mountain Resort Limited, is owned by related party J, Beijing Ezagoo Industrial Development Group Holding Limited, and related party G, Hunan Kuaile Motors Camping Site Investment Development Ltd. with equity of 80% and 20%, respectively. As of September 30, 2024, and December 31, 2023, the amount of $ nil and $141 due from the related party I, respectively. It was rent deposit to the related party with the lease period ended October 1, 2024.

Amount due to the related parties consisted of the following:

	September 30, 2024	December 31, 2023
	(Reclassified)	(Reclassified)
Related party A	$31,641	$27,577
Related party B	358,918	354,921
Related party C	22,968	22,712
Related party D	526,496	520,747
Related party E	4,494	123,496
Related party G	258,233	255,358
Related party I	1,140	-
Related party J	1,643,887	1,265,159
Related party K	38,472	38,044
Related party L	20,893	20,893
Related party M	340,633	336,840
Related party N	148,566	130,326
Related party O	116,840	115,540
Related party P	-	31,450
Total amount due to the related parties	$3,513,181	$3,243,063

Related Party A, Mr. Xiaohao Tan, the director of the Company. As of September 30, 2024, and December 31, 2023, advanced $ 31,641 and $27,577 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. which is 100% owned by their legal representative, Mr. Hui Du, but it’s still significant influence by the Company as of the date of this Report. As of September 30, 2024, and December 31, 2023, related party B advanced $ 358,918 and $354,921 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of related party E, related party K and related party O. As of September 30, 2024, and December 31, 2023, related party C advanced $ 22,968 and $22,712 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G. As of September 30, 2024, and December 31, 2023, related party D advanced $526,496 and $520,747 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party E is Changsha Kexibeier E-commerce Limited, its Legal Company Representative is Ms. Weihong Wan. As of September 30, 2024, and December 31, 2023, related party E advanced $4,493 and $123,496 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owned 86.95% and 8% of its equity, respectively. As of September 30, 2024, and December 31, 2023, related party G advanced $258,233 and $255,358 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N and Mr. Xiaohao Tan with equity of 71.85% and 21.42%, respectively. As of September 30, 2024, and December 31, 2023, related party J advanced $ 1,643,887 and $1,265,159 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ruiyin (Shenzhen) Financial Leasing Limited. Ms. Weihong Wan is the Legal Company Representative of related party K. As of September 30, 2024, and December 31, 2023, related party K advanced $38,472 and $38,044 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owned by Mr. Xiaohao Tan. As of September 30, 2024, and December 31, 2023, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party M is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiaohao Tan. As of September 30, 2024, and December 31, 2023, the Company has $340,632 and $336,840 previous years’ advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party N is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owned by Mr. Xiaohao Tan. As of September 30, 2024, and December 31, 2023, related party N advanced $148,566 and $130,326 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Changsha Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owned by related party J and Mr. Xiaohao Tan, respectively. As of September 30, 2024, and December 31, 2023, related party N advanced $116,840 and $115,540 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owned by Mr. Hui Du, the sole owner of related party B, but it’s still significant influence by the Company as of the date of this Report. As of September 30, 2024, and December 31, 2023, related party P advanced $0 and $31,450 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

The related parties’ transactions are shown as following

	Nine months ended September 30,
	2024	2023
Imputed interest expenses to director	$745	$756
Imputed interest expenses to related parties	$99,219	$86,470
Imputed interest income from related parties	$(91)	(139)
Total imputed interest expenses, net	$99,873	$87,087
Office rental fees	5,872	$20,593

NOTE 9 - LEASE

As of September 30, 2024, the Company has three separates lease agreements for the three office spaces in PRC with remaining lease terms of from 1 months to 6 months

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Changsha office rent, related party	Dec 31, 2024	2 years	0.25 year
2nd Beijing office rent, related party	Dec 31, 2024	1 year	0.25 year
3rd Changsha office rent, related party	Aug 1, 2024	1 year	0 year

A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The components of lease expense and supplemental cash flow information related to leases are as following:

	Nine months ended September 30,
	2024	2023

Leases Cost (included in general and administration in the Company’s unaudited condensed statement of operations)
Amortization of right-of-use assets	$20,143	$128,483
Interest of operating lease liabilities	478	1,155
Total lease cost	$20,621	$129,638

Other Information
Cash paid for the amounts included in the measurement of lease liabilities	$16,366	$133,221
Weighted average remaining lease term (in years)	0.75	0.17
Average discount rate – operating leases	4.35%	4.35%

The supplemental balance sheet information related to leases is as following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Leases
Right-of-use assets,	$5,551	$21,603
Total Right-of-use assets	$5,551	$21,603

Lease liabilities - current portion	$5,591	$21,603
Total lease liabilities	$5,591	$21,603

Maturities of the Company’s lease liabilities are as following:

Period ending September 30,
2024	$5,631

Total lease payments	5,631
Less: Imputed interest/present value discount	40
Present value of lease liabilities	$5,591

Lease expenses were $20,621 and $129,638 for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Lease commitments

The following table sets forth our contractual obligations as of September 30, 2024:

	Year ended September 30,
	Total	2024
	USD	USD
Operating lease commitments for Lease expense under lease agreements	$855	855

NOTE 10 – COMMON STOCK

As of September 30, 2024 and December 31, 2023, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL

As of September 30, 2024 and December 31, 2023, the Company has a total additional paid-in capital - capital contribution balance of $1,469,166 and $1,469,166, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to November 20 2024, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. During the period ended September 30, 2024, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income” since September 2022), providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022), and providing service of travel planning to customer (“service income” since March 2024).

Results of Operation

For the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023

Revenue

For the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022

Revenue

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$	$	$	$
Trading income of e-commerce business	41,477	23,741	87,133	90,127
Commission income of e-commerce business	-	-	14,365	-
Service income of travel planning	-	-	4,201	47,393
TOTAL REVENUES	$41,477	$23,741	$105,699	$137,520

For the nine months ended September 30, 2024, the Company generated revenue of $105,699, as compared to revenue of $137,520 for the nine months ended September 30, 2023, reflecting a decrease of 31,821. Such decrease in revenues was mainly reflected in less commission income that was generated from LSM as its sales order decreased. And we’ll focus on the operation of the ZCZX and LSM WeChat applications.

Costs of Revenues

Cost of revenues is comprised of short video produce costs, costs of goods sold and sales commission, salaries and related costs.

●

Costs of goods sold and sales commission expenses of $42,854 for the three months ended September 30, 2024 which for the e-commerce trading of health and beauty products in ZCZX WeChat application.

Costs of goods sold and sales commission expenses of $104,404 for the nine months ended September 30, 2024 which for the e-commerce trading of health and beauty products in ZCZX WeChat application.

●

Salaries and related costs of $6,781 and$37,567 for the three months ended September 30, 2024 and 2023, respectively, which are the compensation expenses for technical employees responsible for R&D, depreciation of computer, software’s and online database expenses related to ZCZX and LSM WeChat applications.

Salaries and related costs of $19,890 and $117,081 for the nine months ended September 30, 2024 and 2023, respectively, which are the compensation expenses for technical employees responsible for R&D, and depreciation of computer related to our existing Xindian platform, software’s and online database expenses related to ZCZX and LSM WeChat applications.

2

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $28,172and $24,717 for the three months ended September 30, 2024 and 2023, respectively, and of $ 97,998 and $ 67,733 for the nine months ended September 30, 2024 and 2023, respectively,are:

	a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
	b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $115,676 and $140,513 for the three months ended September 30, 2024 and 2023, respectively, and of $335,699 and $ 557,242 for the nine months ended September 30, 2024 and 2023, respectively, are:

	a.	Compensation expenses for employees in finance, human resources, and other administrative support functions;
	b.	Professional services fees, including audit, consulting.
	c.	Office expenses, including rent and rate, insurance.

Net Income (Loss)

The net loss was $145,127 for the three months ended September 30, 2024, as compared to net loss of $ 234,804 for the three months ended June 30, 2023. The increase of net loss mainly derived from the decrease in the trading income.

The net loss was $ 396,932 for the nine months ended September 30, 2024, as compared to net loss of $775,630for the nine months ended September 30, 2023. The increase of net loss mainly derived from the decrease in the trading income.

Liquidity and Capital Resources

As of September 30, 2024, we had working capital deficit of $3,580,322 as compared to working capital deficit of $3,131,789 as of September 30, 2023. The increase in working capital deficit was mainly reflected in the funds advanced from related parties for operating use. The Company’s net loss of $396,932and $775,630 for the nine months ended September 30, 2024 and 2023, respectively.

Cash Flow from Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $287,857, compared to net cash used in operating activities of $847,861 for the nine months ended September 30, 2023, reflecting a decrease of $ 560,004. Such decreasing was mainly reflected in significant less accounts payable, other payables and customers advances during the periods ended September 30, 2024.

Cash Flow from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $228,488, as compared to net cash provided by financial activities of $666,877 for the nine months ended September 30, 2023, reflecting a decrease of $ 438,389. Such decrease was mainly reflected in the less funds advances from the related parties for operating use during the periods ended September 30, 2024.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have three lease agreement in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of September 30, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: November 20, 2024

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6