Form 10-K
period 2024-12-31
Ezagoo Ltd
filed 2025-05-15
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: Common stock,. par value $0.0001 per share

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of May 15, 2025, was approximately $21.7 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2025
Common Stock, $.0001 par value	119,956,826

Ezagoo Limited

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

Beijing Ezagoo Zhicheng Internet Technology Limited (“BEZL”) is the Company through which we operate, and which generates revenue from providing advertising services on Xindian application platform, that is developed and operates by the Company (“advertisement income”) since January 2022 to April 2023, providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”) since September 2022, and providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022 (however, the Company only generated the commission income till March 2023 now, as the Customer is updating they’re products line since April 2023 and they have been launch their new products in January 2024).

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

Employees

As of December 31, 2024, we have 28 employees comprised of our President, Xiaohao Tan and Chief Financial Officer, Yibo Li, all of which were on a full-time basis. All of our employees are based in the cities of Beijing and Changsha, where our operations are located.

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

Since 2014, Chinese economic growth has been slowing down from double-digit GDP speed. The annual rate of growth declined from 7.3% in 2014 to 6.9% in 2015, to 6.7% in 2016, to 6.9% in 2017, to 6.6% in 2018, and to 6.1% in 2019 2.3% in 2020, 8.45% in 2021, 3% in 2022, 5.2% in 2023 and 5% in 2024. Due to the impact of COVID-19, China’s economic growth rate in 2020 has slowed to 2.3%, its lowest level in years. While technology-based financial services companies have not been affected by the pandemic on the same level as companies in certain other industries, nevertheless a slow economic growth could adversely affect many of our customers and partners, which in turn may materially adversely affect our financial condition and results of operations.

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

Ezagoo does not have a PRC enterprise or enterprise group as its primary controlling shareholder and is therefore not a Chinese-controlled offshore incorporated enterprise within the meaning of the Notice, so we believe the Notice is not applicable to us. However, in the absence of guidance specifically applicable to us, we have applied the guidance set forth in the Notice to evaluate the tax residence status of Ezagoo for the years ended December 31, 2024 and 2023, respectively.

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

We reflect the impact of currency translation adjustments in our financial statements under the heading “accumulated other comprehensive income (loss).” For the years ended December 31, 2024 and 2023, we had foreign currency translation loss of $225,800 and $125,963, respectively. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange gains and losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We have implemented cybersecurity risk assessment procedures to ensure effectiveness in cybersecurity management, strategy and governance and reporting cybersecurity risks. We have also integrated cybersecurity risk management into our overall enterprise risk management system.

We have used a cybersecurity threat defense system to address both internal and external threats. This system encompasses various levels, including network, host and application security and incorporates systematic security capabilities for threat defense, monitoring, analysis, response, deception and countermeasures. We strive to manage cybersecurity risks and protect sensitive information through various methods, including technical safeguards, procedural requirements, an intensive monitoring program on our corporate network, a robust incident response program, a review of the effectiveness of our security system with reference to applicable security standards by qualified third parties and regular cybersecurity awareness training for employees. We continuously monitor the performance of our apps, platforms and infrastructure to enable us to respond quickly to potential problems, including potential cybersecurity threats.

As of the date of this Report, we have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

Governance

Our Board of Directors is responsible for overseeing the Company’s cybersecurity risk management and be informed on risks from cybersecurity threats. The Board shall review, approve and maintain oversight of the disclosure (i) on Form 8-K for material cybersecurity incidents (if any) and (ii) related to cybersecurity matters in the periodic reports (including annual report on Form 10-K) of the Company. In addition, our management team, including those with experience in dealing with confidentiality-related cybersecurity issues, oversee and manage cybersecurity related matters and formulate policies as necessary. Our Board review on an annual basis regarding assessment, identification and management on material risks from cybersecurity threats happened in the ordinary course of our business operations. If a cybersecurity incident occurs, our Board will promptly organize relevant personnel for internal assessment and, depending on the situation, seek the opinions of external experts and legal advisors. If it is determined that the incident could potentially be a material cybersecurity event, our Board will decide on the relevant response measures and whether any disclosure is necessary. If such disclosure is determined to be necessary, such disclosure material will be prepared and reviewed by our Board before it is disseminated to the public.

ITEM 2. PROPERTIES

We currently maintain our principal executive office at Rm 205, 2/F, Building 17, Yard 1, Li Ze Road, Feng Tai District, Beijing 100073, China, which expired on December 31, 2024. The current monthly rent is RMB2,000 (approximately $282).

As of December 31, 2024, the Company has a total two separate operating lease agreements for three office spaces in PRC with remaining lease terms of from 12 months to 18 months.

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

Holders

As of May 15, 2025, we had 119,956,826 shares of our Common Stock par value, $.0001 issued and outstanding. There were 163 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2024.

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

Results of Operations

For the year ended December 31, 2024 compared with the year ended December 31, 2023

Revenue

	For the year ended December 31,
	2024	2023
	(Audited)	(Audited)
REVENUES	$
Trading income of e-commerce business	119,068	119,302
Commission income
-Commission income of e-commerce business (including of $0 and $0 from related party for the years ended December 31, 2024 and 2023, respectively)	6,127	47,094
	$125,195	$166,396

The Company generated revenue of $125,195 for the year ended December 31, 2024 as compared to revenue of $166,396 for the year ended December 31, 2023. Related party revenue was $0 in 2024, whereas 2023 had $0 related party revenue. Such decrease was mainly reflected in the LSM platform ceased operations and the platform commission income decrease . We’re planned to expand our brand to attract more potential users and customers, however, due to the high-level market competitive (Tiktok, RED etc.) and the unsatisfactory operating date, the Company decided to shut down the Xindian Application effective from April 2023. And we’ll focus on the operation of the ZCZX WeChat applications since then.

Costs and Expenses

Our cost structure has two components: cost of revenues and operating expenses of $746,012and $1,075,412 for the years ended December 31, 2024 and 2023, respectively.

Cost of revenues

Cost of revenues is comprised of short video produce costs, costs of goods sold and sales commission, salaries and related costs.

●	Costs of goods sold and sales commission expenses of $115,964and $108,720 for the years ended December 31, 2024 and 2023, respectively, which for the e-commerce trading of health and beauty products in ZCZX WeChat applications.
●	Salaries and related costs of $22,082 and $156,758 for the years ended December 31, 2024 and 2023, respectively, which are the compensation expenses for technical employees responsible for R&D, software’s and online database expenses related to ZCZX and LSM WeChat applications.

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $ 123,094 and $112,409 for the years ended December 31, 2024 and 2023, respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing;

●	The main components of our general and administrative expenses of $482,872and $697,525 for the years ended December 31, 2024 and 2023, respectively, are:

a.	Compensation expenses for employees in financial, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting, outside legal service.
c.	Office expenses, including rent and rate, etc.

Net Loss

The net loss of $585,330 for the year ended December 31, 2024 as compared to net loss for the year was $907,126 for the year ended December 31, 2023. Such decrease of net loss mainly derived from the less staffs’ salaries in year 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had a working capital deficit of $3,566,393.00 as compared to working capital deficit of $3,153,392 as of December 31, 2023. The increase in working capital deficit was reflected in advanced from related parties for operating use, and the repayment from the related party. The Company’s net loss of $585,330 and $907,126 for the years ended December 31, 2024 and 2023, respectively.

Cash Flow from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $ 352,944 as compared to net cash used in operating activities of $1,104,350 for the year ended December 31, 2023, reflecting a decrease of $ 431,017 . Such decrease was mainly reflected in lesser net loss in year 2024 compare to net loss in year 2023.An increase in current, and An increase in current payments.

Net cash used in investing activities for the year ended December 31 2024, and 2023, was $0 and $0, respectively.

Cash Flow from Financing Activities

Net cash generated from financing activities for the year ended December 31, 2024 was $ 535,023 as compared to net cash generated from financing activities of $938,281 for the year ended December 31, 2023, reflecting a decrease of $ 403,258. Such decrease was mainly reflected in lesser advances from the related parties for operating use during the year 2024.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2024	2023
Period-end RMB: US$1 exchange rate	7.30	7.10
Period-average RMB: US$1 exchange rate	7.20	7.08
Period-end HK$: US$1 exchange rate	7.77	7.81
Period-average HK$: US$1 exchange rate	7.81	7.83

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

Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

	a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
	b.	The entity can identify each party’s rights regarding the services to be transferred.
	c.	The entity can identify the payment terms for the services to be transferred.
	d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
	e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

	a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
	b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the provided service and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

	a.	For the e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the years ended December 31, 2024 and 2023.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

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

During the year 2023, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income”), and providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income”, that the Company only generated income till March 2023 now, as the Customer is updating they’re products line since April 2023 and they have been launch their new products in January 2024).

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

As of December 31, 2024, the Company suffered an accumulated deficit of $5,324,244, net current liabilities of $3,566,393, negative operating cashflows of $620,934 and operated a net loss of $585,330. continuation of the Company as a going concern through December 31, 2024 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over financial reporting were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2024.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at December 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Xiaohao Tan	54	Chief Executive Officer, President, Treasurer, Director
Yibo Li	40	Chief Financial Officer

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

Yibo Li - Chief Financial Officer

Ms. Yibo Li obtained a bachelor’s degree in accounting from Hunan Institute of Technology. Ms. Li has more than 10 years’ experience in accounting operation. Ms. Li was the financial manager of three different companies since 2011 to 2024. During her work experience, Ms. Li has accumulated enough experience in financial reporting, internal control, financial forecast and the capital management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2024.

ITEM 11. COMPENSATION OF EXECUTIVE AND DIRECTOR

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2024 and 2023, for services rendered in all capacities to us.

Summary Compensation Table
Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohao Tan, Chief Executive Officer, President, Director (1)	For the year ended December 31, 2024	333,73	4,171	-	-	-	-	-	37,545
Xiaohao Tan, Chief Executive Officer, President, Director (1)	For the year ended December 31, 2023			-	-	-	-	-	-
Yibo Li, Chief Financial Officer, Director (2)	For the year ended December 31, 2024	21,826	1,426		-	-	-		23,252
Yibo Li, Chief Financial Officer, Director (3)	For the year ended December 31, 2023	17,856	1,408	-	-	-	-	-	19,264

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2024, the Company has 119,956,826 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2024 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Xiaohao Tan (i), (ii), (iii)	42,067,770	35.07%

Common Stock	Yibo Li (iii), (iv)	-	0%

Common Stock	Grand Progressive Holdings Limited (i)	46,712,908	38,94%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of December 31, 2024 (119,956,826 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 119,956,826 as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Due to related parties mainly consists of borrowings for working capital purpose, the balances are unsecured, non-interest bearing and due on demand. As of December 31, 2024 and 2023, the amount due to the related parties were $3,694,880 and $3,243,063, respectively.

In addition, during the year ended December 31, 2024, the related party I, Hunan Bright Lionrock Mountain Resort Limited, related party J, Beijing Ezagoo Industrial Development Group Holding Limited and related party M, Hunan Wancheng Xingyi Industrial Development Co., Ltd had provided the office rent service of $1,669, $3,059 and 21,825 to the Company, respectively.

For more related party transactions, see Note 5 & 10 of the accompanying consolidated financial statements.

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

ACCOUNTING FEES AND SERVICES	For the years ended December 31,
	2024	2023

Audit Fees (1)	$43,000	$79,000
Audit-Related Fees(2)	-	-
All Other Fees(3)	-	-
Total	$43,000	$79,000

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

(3) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

All above audit services were pre-approved by the Board of Directors for the fiscal years ended December 31, 2024 and 2023.

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

Notwithstanding the foregoing, in the future, if it is determined that the PCAOB is unable to inspect or investigate our auditor completely, or if there is any regulatory change or step taken by PRC regulators that does not permit Enrome LLP to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, or the PCAOB expands the scope of the Determination so that we are subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected or investigated by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the- counter” markets, may be prohibited under the HFCAA. See “Risk Factors — Our shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors for three consecutive years beginning in 2021, or for two consecutive years if the Accelerating Holding Foreign Companies Accountable Act becomes law; and the delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment” and “Risk Factors — Newly enacted Holding Foreign Companies Accountable Act, recent regulatory actions taken by the SEC and the Public Company Accounting Oversight Board, and proposed rule changes submitted by Nasdaq calling for additional and more stringent criteria to be applied to China-based public companies could add uncertainties to our capital raising activities and compliance costs” for more information.

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

EZAGOO LIMITED
(Name of Registrant)

Date: May 15, 2025	By:	/s/ Tan, Xiaohao
	Title:	Chief Executive Officer, President, Secretary, Treasurer, and Director

Date: May 15, 2025	By:	/s/ Yang, Xin
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Ezagoo Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ezagoo Limited and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $5,324,244, net current liabilities of $3,566,393, negative operating cashflows of $620,934 and operated a net loss of $585,330 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Enrome LLP

We have served as the Company’s auditor since 2024.

Singapore

May 15, 2025

EZAGOO LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$193,434	$266,542
Amount due from related parties	-	141
Deposits, prepayments and other receivables	28,376	28,763
Income tax receivables	2,073	2,073
Total current assets	223,883	297,519

NON-CURRENT ASSETS
Property and equipment, net	-	-
Right-of-use assets	-	21,603
Total non-current assets	-	21,603

TOTAL ASSETS	$223,883	$319,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$16,036	$13,527
Accrual, other payable and deposits received	79,360	172,718
Amount due to related parties	3,694,880	3,243,063
Lease liabilities	-	21,603
Total current liabilities	3,790,276	3,450,911

NON-CURRENT LIABILITIES
Other Payable	50,889	-
Total non-current Liabilities	50,889	-
TOTAL LIABILITIES	3,841,165	3,450,911

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of December 31, 2024 and 2023, respectively	11,996	11,996
Additional paid-in capital	1,469,166	1,469,166
Accumulated other comprehensive income	225,800	125,963
Accumulated deficit	(5,324,244)	(4,738,914)
TOTAL STOCKHOLDERS’ DEFICIT	(3,617,282)	(3,131,789)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$223,883	$319,122

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended December 31,
	2024	2023

REVENUE	$125,195	$166,396
COSTS OF REVENUE	(138,046)	(265,478)
GROSSLOSS	(12,851)	(99,082)

OPETATING EXPENSES
Sales and marketing expenses	(123,094)	(112,409)
General and administrative expenses	(484,872)	(697,525)
TOTAL OPERATING EXPENSES	(607,966)	(809,934)

OPERATING LOSS	(620,817)	(909,016)

OTHER INCOME (EXPENSES)
Other income	35,493	1,979
Other expenses	(6)	(89)
TOTAL OTHER INCOME	35,487	1,890

LOSS BEFORE INCOME TAX	(585,330)	(907,126)

INCOME TAX EXPENSE	-	-
NET LOSS	$(585,330)	$(907,126)

Other comprehensive income:

Foreign exchange adjustment	99,837	49,683
COMPREHENSIVE LOSS	$(485,493)	$(857,443)

Net loss per share - Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – Basic and diluted	119,956,826	119,956,826

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDER S’ DEFICIT
Balance as of December 31, 2022	119,956,826	$11,996	$1,467,490	$76,280	$(3,831,788)	$(2,276,022)
Additional paid in capital of August 2019 that reclassified from other payables			1,676			1,676
Net loss	-	-	-	-	(907,126)	(907,126)
Accumulated other comprehensive income	-	-	-	49,683	-	49,683
Balance as of December 31, 2023	119,956,826	$11,996	$1,469,166	$125,963	$(4,738,914)	$(3,131,789)
Net loss	-	-	-	-	(585,330)	(585,330)
Accumulated other comprehensive income	-	-	-	99,837	-	99,837
Balance as of December 31, 2024	119,956,826	$11,996	$1,469,166	$225,800	$(5,324,244)	$(3,617,282)

See accompanying notes to consolidated financial statements.

EZAGOO LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”)

	For the year ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(585,330)	$(907,126)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,124

Changes in operating assets and liabilities:
Deposit, prepayments, and other receivables	(416)	13,208
Accounts payable	2,927	(6,545)
Accrual and other payable	(38,115)	(185,561)
Receipts in advance	-	(43,929)
Deferred revenue	-	(2,771)
Income tax payable	-	1,745
Right-of-use assets	(21,603)	203,123
Lease liabilities	21,603	(177,618)
Net cash used in operating activities	(620,934)	(1,104,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced from related parties	531,152	937,934
Repayment to related parties	3,871	347
Net cash provided by financing activities	535,023	938,281

Effect of exchange rate changes on cash and cash equivalents	12,803	(22,369)

Net change in cash and cash equivalents	(73,108)	(188,438)
Cash and cash equivalents, beginning of year	266,542	454,980
CASH AND CASH EQUIVALENTS, END OF YEAR	$193,434	$266,542

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset obtained in exchanged for new operating lease liability	$-	$42,438

See accompanying notes to the consolidated financial statements.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On July 20, 2018, CETL entered into and consummated an agreement with BEID (formerly known as BESH) and RFLL whereas BEID (formerly known as BESH) and RFLL have engaged CETL to provide management, financial, and other business services to Beijing Ezagoo Zhicheng Internet Technology Limited herein as “BEZL” (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited). CETL is to be compensated with 100% of all profits generated by Hunan Ezagoo Zhicheng Internet Technology Limited. This Agreement is effective as of July 20, 2018 and will continue in effect for a period often (10) years (the “Initial Term”), and for succeeding periods of the same duration (each, “Subsequent Term”), until terminated by one of the following means either during the Initial Term or thereafter: Mutual Consent, Termination by CETL, Breach or Insolvency. Beijing Ezagoo Zhicheng Internet Technology Limited (formerly known as Hunan Ezagoo Zhicheng Internet Technology Limited) is considered to be a variable interest entity to Changsha Ezagoo Technology Limited, and therefore a VIE of the issuer, Ezagoo Limited, a Nevada Company.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

As of December 31, 2024, the Company suffered an accumulated deficit of $5,324,244, total current liabilities $3,790,276 and negative operating cashflow of $ 620,934.00 and operated a net loss of $585,330. The continuation of the Company as a going concern through December 31, 2024 is dependent upon improving the profitability and the fund support is provided by the company’s CEO, Tan Xiaohao, who is the largest shareholder of the company. The Amount due to director is payable to Tan Xiaohao. The Amount due to related party J is also the largest payable related party, which is also a holding company of Tan Xiaohao. Because we believe that Tan Xiaohao has the ability to provide financial support. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2024	2023
Period-end RMB: US$1 exchange rate	7.30	7.10
Period-average RMB: US$1 exchange rate	7.20	7.08
Period-end HK$: US$1 exchange rate	7.77	7.81
Period-average HK$: US$1 exchange rate	7.81	7.83

● Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

● Account receivable

Account receivable are stated at the customer obligations due under normal trade terms net of allowance for doubtful accounts.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	Determine the transaction price;

	a.	For the e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the years ended December 31, 2024 and 2023.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

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

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income for the years ended December 31, 2024 and 2023. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

4. PROPERTY AND EQUIPMENT

	As of December 31,
	2024	2023
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(42,332)	(42,332)
Property and equipment, net	$-	$-

Depreciation expense, classified as operating expenses, was $0 and $1,124 for the twelve months ended December 31, 2024 and 2023, respectively.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5. AMOUNT DUE FROM RELATED PARTIES

	As of December 31,
	2024	2023
Related party H	$-	$141
Total amount due from related parties	$-	$141

The related party H, Hunan Bright Lionrock Mountain Resort Limited. It’s owns by related party J, Beijing Ezagoo Industrial Development Group Holding Limited, and related party G, Hunan Kuaile Motors Camping Site Investment Development Ltd. with equity of 80% and 20%, respectively. As of December 31, 2024 and 2023, the amount due from them are $0 and $141, respectively. It was rent deposit to the related party with the lease period ended August 1, 2026.

6. DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	As of December 31,
	2024	2023
Prepayments	$28,376	$28,763

Total deposits, prepayments and other receivables	$28,376	$28,763

As of December 31, 2024, the balance $28,376 represented outstanding prepaid expenses which included consultancy expenses, and related costs. As of December 31, 2023, the balance $28,763 represented an outstanding prepayment which included rent prepayment, and related costs.

7. ACCOUNTS PAYABLE

Accounts payable consisted of the following:

	As of December 31,
	2024	2023
Accounts payable	$16,036	$13,527

Total	$16,036	$13,527

As of December 31, 2024 and 2023, our accounts payable were $16,036 and $13,527, respectively, that mainly payables to ZXZC’s e-commence vendors.

8. ACCRUAL, OTHER PAYABLE AND DEPOSITS RECEIVED

Accrual, other payable and deposits received consisted of the following:

	As of December 31,
	2024	2023

Accrual	$6,374	$39,374
Other payable	70,020	78,108
Deposits received from customers	2,966	55,236

Total other payable and accrued liabilities	$79,360	$172,718

Accrual includes the audit fee & other accrued expenses. Other payable include the PRC taxes payable and salaries payable. Deposits received from customers and e-commerce trading fee paid in advance by customer

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. AMOUNT DUE TO RELATED PARTIES

	As of December 31,
	2024	2023
Amount due to related party A	$44,365	$27,577
Amount due to related party B	345,086	354,921
Amount due to related party C	22,083	22,712
Amount due to related party D	506,593	520,747
Amount due to related party E	4,796	123,496
Amount due to related party G	248,281	255,358
Amount due to related party H	1,507	-
Amount due to related party I	1,616,016	1,265,159
Amount due to related party J	36,989	38,044
Amount due to related party K	20,893	20,893
Amount due to related party L	327,505	336,840
Amount due to related party M	148,216	130,326
Amount due to related party N	112,337	115,540
Amount due to related party O	-	31,450
Amount due to related party P	260,213	-
Total	$3,694,880	$3,243,063

Related party A is Xiaohao Tan, who is director of the Company. For the years ended December 31, 2024 and 2023, a director of the Company advanced $44,365 and $27,577 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. which is used be 100% owned by Chengfu Tan till April 7, 2023, who is Xiaohao Tan’s father, and is now 100% owns by their legal representative, Mr. Hui Du, but it’s still significant influence by the Company as of the date of this Report. For the years ended December 31, 2024 and 2023, related party B advanced $345,086 and $354,921 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of related party E, related party K and related party O. For the years ended December 31, 2024 and 2023, related party C advanced $22,083 and $22,712 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G, Kuaile Motors Camping Site Investment Development Limited. For the years ended December 31, 2024 and 2023, related party D advanced $ 506,593 and $520,747 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, its Legal Company Representative is Ms. Weihong Wan. For the years ended December 31, 2024 and 2023, related party E advanced $4,796 and $123,496 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owns 86.95% and 8% of its equity, respectively. For the years ended December 31, 2024 and 2023, related party G advanced $248,281 and $255,358 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party H is Hunan Bright Lionrock Mountain Resort Limited. It’s owns by related party J and related party G with equity of 80% and 20%, respectively. For the years ended December 31, 2024 and 2023, the Company had rental expenses of $1,507 and $0 that due to related party I, respectively.

Related party I is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N, and Mr. Xiaohao Tan with equity of 71.85% and 21.42%, respectively. For the years ended December 31, 2024 and 2023, related party J advanced $ 1,616,016 and $1,265,159 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Ruiyin (Shenzhen) Financial Leasing Limited. Weihong Wan, Assistant and Secretary of Xiaohao Tan, is a Legal Company Representative of related party K. For the years ended December 31, 2024 and 2023, related party K advanced $36,989 and $38,044 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owns by Mr. Xiaohao Tan. For the years ended December 31, 2024 and 2023, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owns by Mr. Xiaohao Tan. As of December 31, 2024 and 2023, the Company has $ 327,505 and $336,840 previous years’ advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party M is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owns by Mr. Xiaohao Tan. As of December 31, 2024 and 2023, related party N advanced $148,216 and $130,326 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party N is Changsha Little Penguin Culture Communication Co., Limited (formerly known as Hunan Little Penguin Culture Communication Co., Limited), which 95% and 5% of its equity is owns by related party J and Mr. Xiaohao Tan, respectively. As of December 31, 2024 and 2023, related party N advanced $112,337 and $115,540 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party O is Hunan Yuancheng Shengwang Marketing Co., Limited, which 82% of its equity is owns by Mr. Hui Du, the sole owner of related party B, instead of related party J since November 1, 2023, but it’s still significant influence by the Company as of the date of this Report. As of December 31, 2024 and 2023, related party P advanced $0 and $31,450 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Chen Zhang , who is the legal representative of Zhicheng Beijing Ezagoo Zhicheng Internet Technology Limited.December 31, 2024 and 2023, related party R advanced $260,213 and $0 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. INCOME TAXES

For the years ended December 31, 2024 and 2023, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	For the year ended December 31,
	2024		2023
Tax jurisdictions from:	$		$
- Local		(60,363)		(135,274)
- Foreign, representing
Seychelles		-		-
Hong Kong		46		(78)
China		(525,013)		(771,774)

Income (loss) before income tax		$(585,330)		$(907,126)

Effective and Statutory Rate Reconciliation

The following table summarizes a reconciliation of the Company’s blended statutory income tax rate to the Company’s effective tax rate as a percentage of income from continuing operations before taxes:

	For the year ended December 31,
	2024	2023
Statutory tax rate:	21.0%	21.0%
Change in income tax valuation allowance	(21.5)%	(21.5)%

Effective tax rate	(0.5)%	(0.5)%

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

The Tax Cut and Jobs Act (TCJA) enacted in late 2017 added rules that require the US parent company to include in income certain low taxed income. The company is subject to the these so called GILTI (Global Intangible Low-taxed Income) rules due to their presence in the China, Hong Kong and the Seychelles. The GILTI tax has been properly reflected in their tax provision calculation for the year ended December 31, 2024.

EZAGOO LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Seychelles

Under the current laws of the Seychelles, Ezagoo Holding Limited is registered as an international business company which governs by the International Business Companies Act of Seychelles and there is no income tax charged in Seychelles.

HongKong

From the year of assessment of 2018/19 onwards, Hong Kong profit tax rate are 8.25% on assessable profits up to HK$2,000,000 (approximately $255,428), and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended December 31, 2024 and 2023, the Company did not have any assessable profits arising in or derived from Hong Kong, therefore no provision for Hong Kong profits tax was made in the year.

People’s Republic of China

Changsha Ezagoo Technology Limited, Beijing Ezagoo Zhicheng Internet Technology Limited and its Changsha Branch company are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. For the years ended December 31, 2024 and 2023, the Company did not have any assessable profits arising in or derived from PRC, therefore no provision for PRC income tax was made in the year.

	As of December 31,
	2024		2023
Deferred tax assets:	$		$
Net operating loss carryforwards
– United States of America		25,690		41,421
– Hong Kong		2,137		4,282
– The PRC		1,167,843		1,036,117
		1,195,670		1,073,256
Less: valuation allowance		(1,195,670)		(1,073,256)
Deferred tax assets		$-		$-

11. OPERATING LEASE

The Company has three operating lease agreement for the office space, the first one is in Changsha, Hunan China with remaining lease term of 0 years, the second is in Beijing China with remaining lease term of 0 year, the third is in Changsha, Hunan China with remaining lease term of 1.2 year. A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Changsha office rent, related party	Dec 31, 2024	2 years	0 year
2nd Beijing office rent, related party	Dec 31, 2024	1 year	0 year
3rd Changsha office rent, related party	Aug 1, 2024	1 year	1.2 year

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

(a) Rent expenses

For the years ended December 31, 2024 and 2023, the Company has incurred rent expenses solely for the office premises on a monthly basis as follows:

	As of December 31,
	2024	2023
Lease Cost (included in general and administration in the Company’s audited statement of operations)
Operating lease cost	$26,692	$179,179
	$26,692	$179,179

Other Information
Weighted average remaining lease term	-	1.00
Average discount rate – operating leases	4.35%	4.35%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases right of use assets, net
Operating right-of-use assets	$-	$21,603
Total operating right-of-use assets	$-	$21,603

Lease liabilities
Operating lease liabilities, current	$-	$21,603
Total operating lease liabilities	$-	$21,603

Lease expenses were $26,692 and $179,179 during the year ended December 31, 2024 and 2023, respectively.

12. COMMON STOCK

As of December 31, 2024 and 2023, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

13. ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of December 31, 2024 and 2023, the Company has a total additional paid-in capital - capital contribution balance of $1,469,166 and $1,469,166, respectively.

14. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially the Company to concentrations of credit risk, consist primarily of cash. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high-quality insured financial institutions. However, cash balances in excess of Chinese government (Deposit insurance regulations, effective from May 1, 2015) insured limit of RMB500,000 (approximately of $70,451) are at risk. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $193,434 and $266,542, with $8,932 and $9,814 was not insured, respectively. The cash that not insured are deposits in non-traditional bank accounts or financial institutions.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 15, 2025, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than the above.

