Form 10-Q
period 2025-03-31
Ezagoo Ltd
filed 2025-07-16
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,979	$193,434
Deposits, prepayments and other receivables	27,902	28,376
Income tax receivables	2,073	2,073
Total current assets	246,954	223,883

NON-CURRENT ASSETS
Property and equipment, net	-	-
Total non-current assets	-	-

TOTAL ASSETS	$246,954	$223,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$17,057	$16,036
Accrual, other payables and deposits received	70,304	79,360
Total current liabilities	87,361	95,396
NON-CURRENT LIABILITY
Amounts due to the related parties	3,876,078	3,694,880
Other payable	51,161	50,889
Total non-current liability	3,927,239	3,745,769

TOTAL LIABILITIES	$4,014,600	$3,841,165

STOCKHOLDERS’ DEFICIT
Common stocks, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11,996	11,996
Additional paid-in capital	1,469,166	1,469,166
Accumulated other comprehensive income	205,551	225,800
Accumulated deficit	(5,454,359)	(5,324,244)
TOTAL STOCKHOLDERS’ DEFICIT	(3,767,646)	(3,617,282)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$246,954	$223,883

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
REVENUES	$17,905	$43,516

COSTS OF REVENUES	(16,246)	(37,461)

GROSS PROFIT	1,659	6,055

OPERATING EXPENSES
Sales and marketing expenses	(24,062)	(34,400)
General and administrative expenses	(107,718)	(101,826)

TOTAL OPERATING EXPENSES	(131,780)	(136,226)

OPERATING LOSS	(130,121)	(130,171)

OTHER INCOME (EXPENSES)
Other income	6	35,507
Other expenses	-	(1)

TOTAL OTHER INCOME (EXPENSES), NET	6	35,506

LOSS BEFORE INCOME TAX	(130,115)	(94,665)

INCOME TAX EXPENSES	-	-

NET LOSS	$(130,115)	$(94,665)

Other comprehensive income/(loss)
Foreign exchange adjustment income/(loss)	(20,249)	56,817
COMPREHENSIVE LOSS	$(150,364)	$(37,848)

Weighted average number of common shares outstanding – Basic and diluted	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 31, 2025(Unaudited)	119,956,826	$11,996	$1,469,166	$225,880	$(5,324,244)	$(3,617,282)
Net loss	-	-	-	-	(130,115)	(130,115)
Other comprehensive loss	-	-	-	(20,249)	-	(20,249)
Balance as of March 31, 2025(Unaudited)	119,956,826	$11,996	$1,469,166	$205,551	$(5,454,359)	$(3,767,646)

For the three and three months ended March 31, 2024

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2024(Audited)	119,956,826	$11,996	$1,469,166	$125,963	$(4,738,914)	$(3,131,789)
Net loss	-	-	-	-	(94,665)	(94,665)
Other comprehensive income	-	-	-	56,817	-	56,817
Balance as of March 31, 2024(Unaudited)	119,956,826	$11,996	$1,469,166	$182,780	$(4,833,579)	$(3,169,637)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,115)	$(94,665)

Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	624	(10,402)
Accounts payable	934	(2,782)
Accrual, other payables and deposits received	(16,761)	(33,545)
Receipts in advance	7,332	(361)
Right-of-use assets	-	(5,591)
Lease liabilities	-	(1,090)
Net cash used in operating activities	(137,986)	(148,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Funds advanced from the related parties	161,362	128,403
Repayment to a director	-	3,742
Net cash provided by financing activities	161,362	132,145

Effect of exchange rate changes on cash and cash equivalents	168	(398)

Net change in cash and cash equivalents	23,544	(16,689)
Cash and cash equivalents, beginning of period	193,435	266,542
CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,979	$249,853

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

On July 31, 2018, Xin Yang was appointed Chief Financial Officer of the Company.

On January 18, 2021, RFLL, one of the Equity owners of BEZL, had transferred their 20% equity of BEZL, including the rights and duties of the five agreements mentioned above that CETL entered and consummated with BEID and them, were transferred to and inherited by, Hunan Wangcheng Xingyi Industrial Development Co., Ltd. (herein as “WCXYID”, which the Company is 100% owned by Mr. Tan, Xiaohao). Therefore, on January 18, 2021, CETL entered and consummated the Call Option Agreement Amendment No.1 (exhibit 10.1A, that can be found on the Form 10-K for the year ended December 31, 2024, filed on April 8, 2024) with BEID and WCXYID, the Shareholder Voting Rights Proxy Agreement Amendment No.1 (exhibit 10.2A, that can be found on the Form 10-K for the year ended December 31, 2024, filed on April 8, 2024) with BEID and WCXYID, the Management Services Agreement Amendment No.1 (exhibit 10.3A, hat can be found on the Form 10-K for the year ended December 31, 2024, filed on April 8, 2024) with BEZL, the Equity Pledge Agreement Amendment No.1 (exhibit 10.4A, that can be found on the Form 10-K for the year ended December 31, 2024, filed on April 8, 2024) with BEID and WCXYID, and the Loan Agreement Amendment No.1 (exhibit 10.5A, that can be found on the Form 10-K for the year ended December 31, 2024, filed on April 8, 2024) with BEID and WCXYID.

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

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of March 31, 2025, the Company had shareholder deficit of $3,767,646 and accumulated deficit of $ 5,454,359, and the company had incurred a net loss of $ 130,115 and negative operating cashflows of $ 137,986 for the three months ended March 31, 2025. The continuation of the Company as a going concern through March 31, 2025 is dependent upon improving profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

● Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, allowances for expected credit losses, estimates for inventory provisions, useful lives and impairment of long-lived assets, and valuation allowance for deferred tax assets.

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2025	2024
Period-end RMB: US$1 exchange rate	7.26	7.22
Period-average RMB: US$1 exchange rate	7.27	7.17
Period-end HK$: US$1 exchange rate	7.78	7.83
Period-average HK$: US$1 exchange rate	7.78	7.82

● Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents consist of demand deposits placed with banks that located in US, the Hong Kong and mainland China.

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

● Lease

The Company adopted the new lease standard, ASC 842, Leases (Topic 842) since July 1, 2022. The Company elected the package of practical expedients permitted under the transition guidance within ASC Topic 842, which among other things, allows the Company to carry forward certain historical conclusions reached under ASC Topic 840 regarding lease identification, classification, and the accounting treatment of initial direct costs. The Company elected not to record assets and liabilities on its consolidated balance sheets for any new or existing lease arrangements with lease terms of twelve months or less. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. The Company elected the transition method which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Operating lease assets are included within “Operating lease right-of-use assets”, and the corresponding operating lease liabilities are included within “operating lease liabilities” for the current portion, and within “Operating lease liabilities, non-current” for the long-term portion on the consolidated balance sheets as of June 30, 2024 and 2023. Finance lease assets are included within “Property and equipment, net” and the corresponding finance lease liabilities are included within “Finance lease liabilities” for the current portion, and within “Finance lease liabilities, non-current” for the long-term portion on the consolidated balance sheets as of June 30, 2024 and 2023.

The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes optional renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the right-of-use asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.

● Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

	a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
	b.	The entity can identify each party’s rights regarding the services to be transferred.
	c.	The entity can identify the payment terms for the services to be transferred.
	d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
	e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

	a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
	b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the provided service and delivered goods of the Customer according to the contract terms.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	Determine the transaction price;

	a.	For the e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the periods ended March 31, 2025 and 2024.
	b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
	c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

	a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

	a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
	b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

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

During the period ended March 31, 2025, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income” since September 2022), providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022), and providing service of travel planning to customer (“service income” since March 2024).

● Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, the operating salaries for the staffs who running the ZCZX and LSM, and the service of travel planning.

● Imputed Interest

The Company owned director and related parties some loans which are unsecured, interest-free with no fixed payment term, for working capital purpose. Imputed interests were $0 and $0 for the periods ended March 31, 2025 and 2024, respectively.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income and service income for the periods ended March 31, 2025 and 2024. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

● Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2025 and 2024 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about certain expense categories in the notes to the financial statements. This guidance may be applied retrospectively or prospectively for annual reporting periods beginning with the Group’s combined financial statements for the fiscal year ended December 31, 2027, and interim periods beginning with the Group’s condensed combined financial statements for the fiscal quarter ended March 31, 2028. Early adoption is permitted.

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.

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

NOTE 4 - PROPERTY AND EQUIPMENT

	March 31, 2025	December 31, 2024
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(42,332)	(42,332)
Property and equipment, net	$-	$-

Depreciation expense, classified as operating expenses, were $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Accumulated depreciation as of March 31, 2025 and December 31, 2024 were $42,332 and $42,332, respectively. All the office equipment had fully depreciated in April 2023. Due to the lack of significant expansion in the company’s business, there is no immediate need to purchase additional office equipment. Hence, the residual value of them were zero since then.

NOTE 5 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	March 31, 2025	December 31, 2024
Deposits, prepayments and other receivables	$27,902	$28,376
Total deposits, prepayments and other receivables	$27,902	$28,376

As of March 31, 2025 and December 31, 2024, the balances of US$27,902 and US$28,376, respectively, include prepaid consultancy fees, other prepaid subscription costs for the Weibo applications (ZXZC and LSM), and employee imprest funds.

NOTE 6 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$17,057	$16,036
Total accounts payable	$17,057	$16,036

As of March 31, 2025 and December 31, 2024, our accounts payable of $ 17,057 and $16,036 were ZCZX’s e-commence costs payables to vendors, respectively.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – ACCRUED EXPENSES, OTHER PAYABLES AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	March 31, 2025	December 31, 2024
Accrued expenses	$6,374	$6,374
Other payables	54,492	70,904
Contract liabilities	9,438	2,082
Total	$70,304	$79,360

Accrued expenses include the quarterly review fee & other accrued expenses. Other payables include the salaries payables. Deposits received from customers include the advertising service fee and the e-commerce trading fee paid in advance by customers.

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

Amount due to the related parties consisted of the following:

	March 31, 2025	December 31, 2024
	(Reclassified)	(Reclassified)
Related party A	$44,568	$44,365
Related party B	346,931	345,086
Related party C	22,201	22,083
Related party D	509,246	506,593
Related party E	5,299	4,796
Related party G	249,608	248,281
Related party H	1,927	1,507
Related party I	1,780,009	1,616,016
Related party J	37,187	36,989
Related party K	20,893	20,893
Related party L	329,255	327,505
Related party M	154,412	148,216
Related party N	112,938	112,337
Related party P	261,604	260,213
Total amount due to the related parties	$3,876,078	$3,694,880

Related Party A, Mr. Xiaohao Tan, the director of the Company. As of March 31, 2025, and December 31, 2024, advanced $ 44,568 and $44,365 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. which is 100% owned by their legal representative, Mr. Hui Du, but it’s still significant influence by the Company as of the date of this Report. As of March 31, 2025, and December 31, 2024, related party B advanced $ 346,931 and $345,086 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of related party E, related party K and related party O. As of March 31, 2025, and December 31, 2024, related party C advanced $ 22,201 and $22,083 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G. As of March 31, 2025, and December 31, 2024, related party D advanced $509,246 and $506,593 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, its Legal Company Representative is Ms. Weihong Wan. As of March 31, 2025, and December 31, 2024, related party E advanced $5,299 and $4,796 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owned 86.95% and 8% of its equity, respectively. As of March 31, 2025, and December 31, 2024, related party G advanced $ 249,608 and $248,281 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party H is Hunan Bright Lionrock Mountain Resort Limited. It’s owns by related party J and related party G with equity of 80% and 20%, respectively. As of March 31, 2025, and December 31, 2024, the Company had rental expenses of $1,927 and $1,507 that due to related party I, respectively.

Related party I is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N and Mr. Xiaohao Tan with equity of 71.85% and 21.42%, respectively. As of March 31, 2025, and December 31, 2024, related party I advanced $ 1,780,009 and $1,616,016 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party J is Ruiyin (Shenzhen) Financial Leasing Limited. Ms. Weihong Wan is the Legal Company Representative of related party J. As of March 31, 2025, and December 31, 2024, related party J advanced $37,187 and $36,989 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owned by Mr. Xiaohao Tan. As of March 31, 2025, and December 31, 2024, related party K advanced $ 20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiaohao Tan. As of March 31, 2025, and December 31, 2024, the Company has $329,255 and $327,505 previous year’s advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party M is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owned by Mr. Xiaohao Tan. As of March 31, 2025, and December 31, 2024, related party M advanced $154,412 and $148,216 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party N is Changsha Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owned by related party J and Mr. Xiaohao Tan, respectively. As of March 31, 2025, and December 31, 2024, related party N advanced $112,938 and $112,337 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party P is Chen Zhang, who is the legal representative of Zhicheng Beijing Ezagoo Zhicheng Internet Technology Limited. As of March 31, 2025, and December 31, 2024, related party P advanced $261,604 and $260,213 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 9 - LEASE

As of March 31, 2025, the Company has one lease agreements for the office space in PRC with remaining lease terms of from 9 months.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Changsha office rent, related party	Dec 31, 2025	1 years	0.75 year

A lease with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The components of lease expense and supplemental cash flow information related to leases are as following:

	Three months ended March 31,
	2025	2024
Leases Cost (included in general and administration in the Company’s unaudited condensed statement of operations)
Amortization of right-of-use assets	$-	$6,725
Interest of operating lease liabilities	-
Total lease cost	$-	$6,725

Other Information
Cash paid for the amounts included in the measurement of lease liabilities	$-	$-
Weighted average remaining lease term (in years)	-	0.75
Average discount rate – operating leases	-	4.35%

Lease commitments

The following table sets forth our contractual obligations as of March 31, 2025:

	Year ended March 31,
	Total	2025
	USD	USD
Operating lease commitments for Lease expense under lease agreements	$16,234	16,234

NOTE 10 – COMMON STOCK

As of March 31, 2025 and December 31, 2024, the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL

As of March 31, 2025 and December 31, 2024, the Company has a total additional paid-in capital - capital contribution balance of $1,469,166 and $1,469,166, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to July 16, 2025, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on April 8, 2024 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. During the period ended March 31, 2025, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income” since September 2022), providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022), and providing service of travel planning to customer (“service income” since March 2024).

Results of Operation

For the three months ended March 31, 2025 compared with the three months ended March 31, 2024

Revenue

	Three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
REVENUES	$	$
Trading income of e-commerce business	17,905	25,839
Commission income of e-commerce business	-	13,464
Service income of travel planning	-	4,213
TOTAL REVENUES	$17,905	$43,516

For the three months ended March 31, 2025, the Company generated revenue of $17,905, as compared to revenue of $43,516 for the three months ended March 31, 2024, reflecting a decrease of $25,611. Such decrease in revenues was mainly reflected in less commission income that was generated from LSM as its sales order decreased. And we’ll focus on the operation of the ZCZX and LSM WeChat applications.

Costs of Revenues

Cost of revenues is comprised of short video produce costs, costs of goods sold and sales commission, salaries and related costs.

●	Costs of goods sold and sales commission expenses of $16,246 for the three months ended March 31, 2025 which for the e-commerce trading of health and beauty products in ZCZX WeChat application.
●	Salaries and related costs of $2,268 and $8,437 for the three months ended March 31, 2025 and 2024, respectively, which are the compensation expenses for technical employees responsible for R&D, depreciation of computer, software’s and online database expenses related to ZCZX and LSM WeChat applications.

2

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $ 24,062and $34,400 for the three months ended March 31, 2025 and 2024, respectively,are:

	a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
	b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $107,718 and $ 101,826 for the three months ended March 31, 2025 and 2024,respectively, are:

	a.	Compensation expenses for employees in finance, human resources, and other administrative support functions;
	b.	Professional services fees, including audit, consulting.
	c.	Office expenses, including rent and rate, insurance.

Net Income (Loss)

The net loss was $130,115 for the three months ended March 31, 2025, as compared to net loss of $94,665 for the three months ended March 31, 2024. The increase of net loss mainly derived from the decrease in the trading income.

Liquidity and Capital Resources

As of March 31, 2025, we had shareholder deficit of $3,767,646 and accumulated deficit of $ 5,454,359.The increase in working capital deficit was mainly reflected in the funds advanced from related parties for operating use. The Company’s net loss of $130,115 and $94,665 for the three months ended March 31, 2025 and 2024, respectively.

Cash Flow from Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $137,986, compared to net cash used in operating activities of $ 148,436 for the three months ended March 31, 2024, reflecting a decrease of $10,450. Such decreasing was mainly reflected in significant less accrual and other payables during the periods ended March 31, 2025.

Cash Flow from Investing Activities

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was $0 and $0, respectively.

Cash Flow from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $161,362, as compared to net cash provided by financial activities of $ 132,145 for the three months ended March 31, 2024, reflecting an increase of $ 29,217 . Such increase was mainly reflected in the less funds advances from the related parties for operating use during the periods ended March 31, 2025.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have three lease agreement in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of March 31, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: July 16, 2025

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6