Form 10-Q
period 2025-06-30
Ezagoo Ltd
filed 2025-10-30
CIK 1752372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2025
Common Stock, $.0001 par value	119,956,826

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

EZAGOO LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,979	$193,434
Deposits, prepayments and other receivables	19,530	28,376
Income tax receivables	2,073	2,073
Total current assets	219,582	223,883

NON-CURRENT ASSET
Property and equipment, net	-	-
Total non-current asset	-	-

TOTAL ASSETS	$219,582	$223,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$25,117	$16,036
Accrual, other payables and deposits received	74,598	79,360
Total current liabilities	99,715	95,396
NON-CURRENT LIABILITIES
Amount due to the related parties	4,019,926	3,694,880
Other payable	51,793	50,889
Total non-current liabilities	4,071,719	3,745,769
TOTAL LIABILITIES	$4,171,434	$3,841,165

STOCKHOLDERS’ DEFICIT
Common stocks, $0.0001 par value, 600,000,000 shares authorized, 119,956,826 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	11,996	11,996
Additional paid-in capital	1,469,166	1,469,166
Accumulated other comprehensive income	154,503	225,800
Accumulated deficit	(5,587,517)	(5,324,244)
TOTAL STOCKHOLDERS’ DEFICIT	(3,951,852)	(3,617,282)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$219,582	$223,883

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$21,241	$20,706	$39,146	$64,222

COSTS OF REVENUES	(32,526)	(24,089)	(48,772)	(61,550)

GROSS (LOSS) PROFIT	(11,285)	(3,383)	(9,626)	2,672

OPERATING EXPENSES
Sales and marketing expenses	(22,189)	(35,426)	(46,251)	(69,826)
General and administrative expenses	(130,298)	(118,197)	(238,016)	(220,023)

TOTAL OPERATING EXPENSES	(152,487)	(153,623)	(284,267)	(289,849)

OPERATING LOSS	(163,772)	(157,006)	(293,893)	(287,177)

OTHER INCOME (EXPENSES)
Other income	30,614	-	30,620	35,373
Other expenses	-	(134)	-	(1)
TOTAL OTHER INCOME (EXPENSES), NET	30,614	(134)	30,620	35,372

LOSS BEFORE INCOME TAX	(133,158)	(157,140)	(263,273)	(251,805)

INCOME TAX EXPENSES	-	-	-	-

NET LOSS	$(133,158)	$(157,140)	$(263,273)	$(251,805)

Other comprehensive loss
Foreign exchange adjustment income	(50,048)	22,763	(71,297)	79,580
COMPREHENSIVE LOSS	$(183,206)	$(134,377)	$(334,570)	$(172,225)

Weighted average number of common shares outstanding – Basic and diluted	119,956,826	119,956,826	119,956,826	119,956,826

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and six months ended June 30, 2025

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2025 (Audited)	$119,956,826	$11,996	$1,469,166	$225,880	(5,324,244)	(3,617,282)
Net loss	-	-	-		(130,115)	(130,115)
Other comprehensive loss	-	-	-	(20,249)	-	(20,249)
Balance as of March 31, 2025(Unaudited)	$119,956,826	$11,996	$1,469,166	$205,551	(5,454,359)	(3,767,646)
Net loss	-	-	-	-	(133,158)	(133,158)
Other comprehensive gain	-	-	-	(51,048)	-	(51,048)
Balance as of June 30, 2025(Unaudited)	$119,956,826	$11,996	$1,469,166	$154,503	(5,587,517)	(3,951,852)

For the three and six months ended June 30, 2024

	COMMON STOCKS		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICT
Balance as of January 1, 2024(Audited)	$119,956,826	$11,996	$1,467,490	$125,963	$(4,738,914)	$(3,131,789)
Net loss	-	-	-	-	(94,665)	(94,665)
Other comprehensive loss	-	-	-	56,817	-	56,817
Balance as of March 31, 2024(Unaudited)	$119,956,826	$11,996	$1,467,490	$182,780	$(4,833,579)	$(3,169,637)
Net loss	-	-	-	-	(157,140)	(157,140)
Other comprehensive gain	-	-	-	22,763	-	22,763
Balance as of June 30, 2024(Unaudited)	$119,956,826	$11,996	$1,467,490	$205,543	$(4,990,719)	$(3,304,014)

See accompanying notes to the unaudited condensed consolidated financial statements.

EZAGOO LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(263,273)	$(251,805)

Changes in operating assets and liabilities:
Deposits, prepayments and other receivables	9,246	(4,328)
Accounts payable	8,699	(1,799)
Accrual, other payables and deposits received	(24,884)	(2,259)
Receipts in advance	18,121	(1,203)
Right-of-use assets	-	(10,940)
Lease liabilities	-	(2,336)
Net cash used in operating activities	(252,091)	(274,670)

CASH FLOWS FROM FINANCING ACTIVITY:
Funds advanced from the related parties	257,242	237,148
Net cash provided by financing activity	257,242	237,148

Effect of exchange rate changes on cash and cash equivalents	(607)	(182)

Net change in cash and cash equivalents	4,544	(37,704)
Cash and cash equivalents, beginning of period	193,435	266,542
CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,979	$228,838

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

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of June 30, 2025, the Company had shareholder deficit of $3,951,852 and accumulated deficit of $5,587,517, and the company had incurred a net loss of $263,273 and negative operating cashflows of $252,091 for the Six months ended June 30, 2025. The continuation of the Company as a going concern through June 30, 2025 is dependent upon improving profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

● Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experiences and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, allowances for expected credit losses, useful lives and impairment of long-lived assets.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2025	2024
Period-end RMB: US$1 exchange rate	7.17	7.26
Period-average RMB: US$1 exchange rate	7.25	7.20
Period-end HK$: US$1 exchange rate	7.84	7.81
Period-average HK$: US$1 exchange rate	7.79	7.82

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

● Revenue recognition

The Company assesses and follows the guidance of ASC 606, revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

a.	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations.
b.	The entity can identify each party’s rights regarding the services to be transferred.
c.	The entity can identify the payment terms for the services to be transferred.
d.	The contract has commercial substance (that is, the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract).
e.	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

2.	Identify the performance obligations in the contract;

a.	According to the contract, the Company and Customer has to maintain the performance obligation, respectively.
b.	The customer shall pay for the services and goods after signing of the contract and provide appropriate advertisement materials, and the delivery address & contact information of the e-commerce order to the Company, the Company shall ensure the provided service and delivered goods of the Customer according to the contract terms.

3.	Determine the transaction price;

a.	For the e-commerce contract, the transaction price is explicitly stated in fixed amount in the contract. There is no variable consideration, such as discounts, rebates, consideration payable to customer or noncash consideration. There was no price concession, and the Company did not expect any price concession for the service performed during the periods ended June 30, 2025 and 2024.
b.	The contract does not contain any elements that would cause consideration under the arrangement to be variable (Examples include discounts, rebates, refunds, credits, incentives, tiered pricing, price guarantees, right of return, etc.).
c.	There are no factors that exist whereby it is not probable that a significant reversal or revenues will not occur in the contract.

4.	Allocate the transaction price to the performance obligations in the contract; and

a.	There were no multiple performance obligations to which the transaction price must be allocated, and each contract only has one performance obligation. The standalone selling price is explicated stated in the contract.

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

a.	Per ASC 606, an entity shall recognize revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when (or as) the customer obtains control of that asset.
b.	Revenue is recognized when the advertising service is performed. According to the sample advertising and e-commerce contract, upon obtaining the signed contract and order from the Customer, the service and goods’ period would be started. Therefore, the revenue is recognized when the service and goods are completely provided and delivered at that point in time.

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

During the period ended June 30, 2025, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income” since September 2022), providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022), and providing service of travel planning to customer (“service income” since March 2024).

“Commission income” is recognized in the following month.

● Cost of revenues

Cost of revenue includes costs of goods sold and sales commissions expenses of e-commerce trading in ZCZX, the operating salaries for the staffs who running the ZCZX and LSM, and the service of travel planning.

● Value-added taxes

Revenue is recognized net of value-added taxes (“VAT”). The VAT is based on gross sales price and VAT rates applicable to the Company is 13% of e-commerce trading income and 6% of commission income and service income for the periods ended June 30, 2025 and 2024. All of the VAT returns filed by the Company’s subsidiaries in the PRC, have been and remain subject to examination by the PRC tax authorities for five years from the date of filing. VAT payables are included in accrued liabilities.

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

NOTE 4 - PROPERTY AND EQUIPMENT

	June 30, 2025	December 31, 2024
Office equipment	$42,332	$42,332
Less: Accumulated depreciation	(42,332)	(42,332)
Property and equipment, net	$-	$-

Depreciation expense, classified as operating expenses, was $0 and $0for the six months ended June 30, 2025 and 2024, respectively.

Accumulated depreciation as of June 30, 2025 and December 31, 2024 were $42,332 and $42,332, respectively. All the office equipment had fully depreciated at April 2023. Due to the lack of significant expansion in the company’s business, there is no immediate need to purchase additional office equipment. Hence, the residual value of them were zero since then.

NOTE 5 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of the following:

	June 30, 2025	December 31, 2024
Deposits, prepayments and other receivables	$19,530	$28,376
Total deposits, prepayments and other receivables	$19,530	$28,376

As of June 30, 2025 and December 31, 2024, the balance of $19,530 and $28,376 , respectively, include prepaid consultancy fees, other prepaid subscription costs for the Weibo applications (ZXZC and LSM), and employee imprest funds.

NOTE 6 - ACCOUNTS PAYABLE

Accounts payable consists of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$25,117	$16,036
Total accounts payable	$25,117	$16,036

As of June 30, 2025 and December 31, 2024, our accounts payable of $25,117 and $16,036 were ZCZX’s e-commence costs payables to vendors, respectively.

NOTE 7 – ACCRUED EXPENSES, OTHER PAYABLES AND DEPOSITS RECEIVED

Accrued expenses, other payable and deposits received consisted of the following:

	June 30, 2025	December 31, 2024
Accrued expenses	$6,374	$6,374
Other payables	46,999	70,904
Contract liabilities	21,225	2,082
Total	$74,598	$79,360

Accrued expenses include the quarterly review fee & other accrued expenses. Other payables include the salaries payables. Deposits received from customers include the advertisement service fee and the e-commerce trading fee paid in advance by customers.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – RELATED PARTIES

Amount due to the related parties consisted of the following:

	June 30, 2025	December 31, 2024
	(Reclassified)	(Reclassified)
Related party A	$45,667	$44,365
Related party B	351,212	345,086
Related party C	22,475	22,083
Related party D	515,406	506,593
Related party E	5,665	4,796
Related party F	264,832	260,213
Related party G	252,688	248,281
Related party H	2,370	1,507
Related party I	1,913,519	1,616,016
Related party J	37,646	36,989
Related party K	20,893	20,893
Related party L	333,318	327,505
Related party M	139,904	148,216
Related party N	114,331	112,337
Total amount due to the related parties	$4,019,926	$3,694,880

Related Party A, Mr. Xiaohao Tan, the director of the Company. As of June 30, 2025, and December 31, 2024, advanced $45,667 and $44,365 to the Company, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party B is Changsha Boyi Zhicheng Management Consulting Co., Ltd. which is 100% owned by their legal representative, Mr. Hui Du, but it’s still significant influence by the Company as of the date of this Report. As of June 30, 2025, and December 31, 2024, related party B advanced $351,212 and $345,086 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party C is Ms. Weihong Wan, Assistant and Secretary of Mr. Xiaohao Tan. Ms. Weihong Wan is a shareholder and Legal Company Representative of related party E, related party K and related party O. As of June 30, 2025, and December 31, 2024, related party C advanced $22,475 and $22,083 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party D is Ms. Qianwen Zhang, the wife of Mr. Xiaohao Tan. Ms. Qianwen Zhang is also the Legal Company Representative of related party G. As of June 30, 2025, and December 31, 2024, related party D advanced $515,406 and $506,593 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party E is Changsha Kexibeier E-commerce Limited, its Legal Company Representative is Ms. Weihong Wan. As of June 30, 2025, and December 31, 2024, related party E advanced $5,665 and $4,796 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party F is Chen Zhang , who is the legal representative of Zhicheng Beijing Ezagoo Zhicheng Internet Technology Limited.June 30, 2025 and 2024, related party P advanced $264,832 and $260,213 to the Company as working capital, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party G is Kuaile Motors Camping Site Investment Development Limited. Mr. Xiaohao Tan and his wife, Ms Qianwen Zhang owned 86.95% and 8% of its equity, respectively. As of June 30, 2025, and December 31, 2024, related party G advanced $252,688 and $248,281 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party H, Hunan Bright Lionrock Mountain Resort Limited, is owned by related party J, Beijing Ezagoo Industrial Development Group Holding Limited, and related party G, Hunan Kuaile Motors Camping Site Investment Development Ltd. with equity of 80% and 20%, respectively. As of June 30, 2025, and December 31, 2024, the amount of $2,370 and $1,507 due from the related party I, respectively. It was rent deposit to the related party with the lease period ended August 1, 2024.

Related party I is Beijing Ezagoo Industrial Development Group Holding Limited. Its two main equity owners are related party N and Mr. Xiaohao Tan with equity of 21.42% and 71.85%, respectively. As of June 30, 2025, and December 31, 2024, related party J advanced $1,913,519 and $ 1,616,016 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Related party J is Ruiyin (Shenzhen) Financial Leasing Limited. Ms. Weihong Wan is the Legal Company Representative of related party K. As of June 30, 2025, and December 31, 2024, related party K advanced $37,646 and $36,989 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party K is Ezagoo B&R (HongKong) Industry Development Group Limited, which is 100% owned by Mr. Xiaohao Tan. As of June 30, 2025, and December 31, 2024, related party L advanced $20,893 and $20,893 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party L is Hunan Ezagoo Film Co., Limited, which 85% of its equity is owned by Mr. Xiaohao Tan. As of June 30, 2025, and December 31, 2024, the Company has $333,318 and $327,505 previous years’ advertising production cost payable to related party M, which is unsecured, interest-free with no fixed payment term.

Related party M is Hunan Wancheng Xingyi Industrial Development Co., Limited, which is 100% owned by Mr. Xiaohao Tan. As of June 30, 2025, and December 31, 2024, related party N advanced $139,904 and $148,216 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

Related party N is Changsha Little Penguin Culture Communication Co., Limited, which 95% and 5% of its equity is owned by related party J and Mr. Xiaohao Tan, respectively. As of June 30, 2025, and December 31, 2024, related party N advanced $114,331 and $112,337 to the Company as working capital and to pay administrative expenses, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 9 - LEASE

As of June 30, 2025, the Company has two separates lease agreements for the two office spaces in PRC with remaining lease terms of from 6 months to over 8 months.

The details lease terms are shown as followings:

Lease agreement	Expiry Date	Original Lease Term	The Remaining Lease Term
1st Changsha office rent, related party	Dec. 31, 2025	1 year	0.5 year
2nd Beijing office rent, related party	Mar. 10, 2026	1 year	0.75 year

A lease with an initial term of 12 months are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

EZAGOO LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The components of lease expense and supplemental cash flow information related to leases are as following:

	Six months ended June 30,
	2025	2024
Leases Cost (included in general and administration in the Company’s unaudited condensed statement of operations)
Amortization of right-of-use assets	$-	$12,911
Interest of operating lease liabilities	-	365
Total lease cost	$-	$13,276

Other Information
Cash paid for the amounts included in the measurement of lease liabilities	$-	$-
Weighted average remaining lease term (in years)	-	0.75
Average discount rate – operating leases	-	4.35%

Lease commitments

The following table sets forth our contractual obligations as of June 30, 2024:

	Year ended June 30,
	Total	2025
	USD	USD
Operating lease commitments for Lease expense under lease agreements	$22,404	11,614

NOTE 10 – COMMON STOCK

As of June 30, 2025 and December 31, 2024 the Company has 119,956,826 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL

As of June 30, 2025 and December 31, 2024, the Company has a total additional paid-in capital - capital contribution balance of $1,469,166 and $1,469,166, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred up to June 30, 2025, the date the consolidated financial statements were available to issue. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Company Overview

Ezagoo Limited (“the Company” or “EZAGOO”), was incorporated in the State of Nevada on May 9, 2018. During the period ended June 30, 2025, the Company’s revenues were mainly generated from providing e-commerce trading of goods and products on ZCZX WeChat Application that is subscribed from Weimob (微盟集团, HK02013) (“trading income” since September 2022), providing e-commerce value-added service in LSM WeChat Application which is also subscribed from Weimob (微盟集团, HK02013) (“commission income” since November 2022), and providing service of travel planning to customer (“service income” since March 2024).

“Commission income” is recognized in the following month.

Results of Operation

For the six months ended June 30, 2025 compared with the six months ended June 30, 2024

Revenue

For the three and six months ended June 30, 2025 compared with the three and six months ended June 30, 2024

Revenue

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$	$	$	$
Trading income of e-commerce business	21,241	19,854	39,146	45,693
Commission income of e-commerce business	-	852	-	14,336
Service income of travel planning	-	-	-	4,193
TOTAL REVENUES	$21,241	$20,706	$39,146	$64,222

For the six months ended June 30, 2025, the Company generated revenue of $39,146, as compared to revenue of $64,222 for the six months ended June 30, 2024, reflecting a decrease of 25,076. Such decrease in revenues was mainly reflected in less commission income that was generated from LSM as its sales order decreased. And we’ll focus on the operation of the ZCZX and LSM WeChat applications.

Costs of Revenues

Cost of revenues is comprised of short video produce costs, costs of goods sold and sales commission, salaries and related costs.

●

Costs of goods sold and sales commission expenses of $16,246 for the three months ended June 30, 2025 which for the e-commerce trading of health and beauty products in ZCZX WeChat application.

Costs of goods sold and sales commission expenses of $48,772 for the six months ended June 30, 2025 which for the e-commerce trading of health and beauty products in ZCZX WeChat application.

Rental fee and related costs of $24,089 for the three months ended June 30, 2024, which for surcharges expenses.

Rental fee and related costs of $60,895 for the six months ended June 30, 2024, which for surcharges expenses.

●

Salaries and related costs of $2,300 and$0 for the three months ended June 30, 2025 and 2024, respectively, which are the compensation expenses for technical employees responsible for R&D, depreciation of computer, software’s and online database expenses related to ZCZX and LSM WeChat applications.

Salaries and related costs of $4,568 and $8,437 for the six months ended June 30, 2025 and 2024, respectively, which are the compensation expenses for technical employees responsible for R&D, and depreciation of computer related to our existing Xindian platform, software’s and online database expenses related to ZCZX and LSM WeChat applications.

2

Operating Expenses

Operating expenses are generally included during our normal course of business, which we categorize as either sales and marketing expenses and general & administrative expenses.

●	The main components of our sales and marketing expenses of $22,189 and $35,426 for the three months ended June 30, 2025 and 2024, respectively, and of $46,251 and $69,826 for the six months ended June 30, 2025 and 2024, respectively, are:

a.	Compensation expenses for employees engaged in sales and marketing, sales support, and certain customer service functions;
b.	Spending related to our advertising and promotional activities in support of our services and Xindian platform.

●	The main components of our general and administrative expenses of $130,298 and $118,197 for the three months ended June 30, 2025 and 2024, respectively, and of $238,016 and $220,023 for the six months ended June 30, 2025 and 2024, respectively, are:

a.	Compensation expenses for employees in finance, human resources, and other administrative support functions;
b.	Professional services fees, including audit, consulting.
c.	Office expenses, including rent and rate, insurance.

Net Loss

The net loss was $133,158 for the three months ended June 30, 2025, as compared to net loss of $157,140 for the three months ended June 30, 2024. The increase of net loss mainly derived from the decrease in the trading income.

The net loss was $263,273 for the six months ended June 30, 2025, as compared to net loss of $251,805 for the six months ended June 30, 2024. The increase of net loss mainly derived from the decrease in the trading income.

Liquidity and Capital Resources

As of June 30, 2025, we had shareholder deficit of $3,951,852 and accumulated deficit of $ 5,587,517. The increase in working capital deficit was mainly reflected in the funds advanced from related parties for operating use. The Company’s net loss of $263,273 and $251,805 for the three months ended June 30, 2025 and 2024, respectively.

Cash Flow from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $252,091, compared to net cash used in operating activities of $274,670 for the six months ended June 30, 2024, reflecting a decrease of $22,579. Such decreasing was mainly reflected in significant less accounts payable, other payables and customers advances during the periods ended June 30, 2025.

Cash Flow from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was 257,242,as compared to net cash provided by financing activities of $237,148 for the six months ended June 30,2024, reflecting an increase of $20,094. Such increase was mainly attributable to advances from related parties for operating use during the period ended June 30, 2025.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have two lease agreement in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of June 30, 2025, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

EZAGOO LIMITED
(Name of Registrant)

Date: October 30, 2025

	By:	/s/ Tan Xiaohao
	Title:	President, Secretary, Treasurer, Director

6